Form 10-Q
period 1996-03-31
SCOTSMAN HOLDINGS INC
filed 1996-05-14
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number: 033-68444

                             SCOTSMAN HOLDINGS, INC.
             (Exact name of Registrant as specified in its Charter)


         Delaware                                                  52-1862719
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

8211 Town Center Drive                                            21236
  Baltimore, Maryland                                            (Zip Code)
(Address of principal executive offices)

                                 (410) 931-6000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year -
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of March 31, 1996, 3,439,658 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                          Page

         Item 1.  Financial Statements


         Consolidated Balance Sheets at March 31, 1996                       1
         and December 31, 1995

         Consolidated Statements of Operations for the three                 2
         months ended March 31, 1996 and 1995

         Consolidated Statements of Cash Flows for the three                 3
         months ended March 31, 1996 and 1995

         Notes to Consolidated Financial Statements                          5


         Item 2.  Management's Discussion and Analysis of                    6
                  Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                           9

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                       March 31,
                                                        1996        December 31,
         Assets                                      (Unaudited)         1995
         ------                                      -----------         ----
                                                       (dollars in thousands)

Cash and temporary investments                         $    409             734
Trade accounts receivable, less allowance for
   doubtful accounts                                     18,318          17,372
Prepaid expenses and other current assets                 7,053           7,048

Rental equipment, at cost                               369,619         364,369
   Less accumulated depreciation                         46,884          40,162
                                                       --------        --------

      Net rental equipment                              322,735         324,207
                                                       --------         -------

Property, plant and equipment, net                       22,015          21,088
Deferred financing costs, net                             8,079           8,712
Other assets                                              5,325           5,455
                                                       --------        --------
                                                      $ 383,934         384,616
                                                       ========         =======
    Liabilities and Stockholders' Equity
    ------------------------------------

Accounts payable                                       $  5,988           6,667
Accrued expenses                                         12,373           9,078
Rents billed in advance                                   9,466           9,809
Long-term debt                                          262,855         265,812
Deferred compensation                                     2,175           1,900
Deferred income taxes                                    50,148          50,004
                                                       --------        --------

      Total liabilities                                 343,005         343,270
                                                       --------        --------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,472,968 shares        35              35
   Additional paid-in capital                            39,064          39,064
   Retained earnings                                      2,430           2,247
                                                      ---------        --------

                                                         41,529          41,346

Less treasury stock - 33,310 common shares at cost          600             ---
                                                     ----------        --------
         Net stockholders' equity                        40,929          41,346
                                                     ----------        --------
                                                      $ 383,934         384,616
                                                        =======         =======
See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                                    1996             1995
                                                    ----             ----
                               (in thousands except share and per share amounts)
Revenues:
     Leasing                                    $  26,515           21,713
    Sales of new units                              6,009            4,370
    Delivery and installation                       6,503            6,401
    Other                                           3,617            2,303
                                                    -----            -----

                    Total revenues                 42,644           34,787
                                                   ------           ------

Costs of sales and services:
    Leasing:
       Depreciation and amortization                7,071            5,217
       Other direct leasing costs                   5,998            4,502
    New units                                       5,040            3,704
    Delivery and installation                       5,121            5,224
    Other                                             647              411
                                                   ------           ------

                    Total costs                    23,877           19,058
                                                   ------           ------

                    Gross profit                   18,767           15,729
                                                   ------           ------

Selling, general and administrative expenses       10,879            8,959
Other depreciation and amortization                   555              422
Interest, including amortization of deferred
   financing costs                                  6,981            5,914

                    Total operating expenses       18,415           15,295
                                                   ------           ------

                    Earnings before income taxes      352              434
Income tax expense                                    169              168
                                                   ------          -------


                    Net earnings            $         183              266
                                                  =======          =======


Earnings per common share                   $        0.05             0.08
                                                  =======          =======

Weighted average shares outstanding             3,470,406        3,472,968
                                                =========        =========


See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                                           1996             1995
                                                      (dollars in thousands)

Cash flows from operating activities:
    Net earnings                                         $   183            266
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
           Depreciation and amortization                   8,287          6,017
           Non-cash charges for interest                   1,372          1,232
           Provision for bad debts                           424            361
           Deferred income tax expense                       144            143
           Provision for deferred compensation               275            275
           Gain on sale of rental equipment                 (521)          (407)
           (Increase) decrease in net trade accounts
                receivable                                (1,370)         1,031
           Increase in accrued expenses                    3,295          3,093
           Other                                            (915)          (335)
                                                           -----          ------

              Net cash provided by operating activities   11,174         11,676
                                                          ------         ------

Cash flows from investing activities:
    Redemption of certificates of deposit                    250          1,005
    Rental equipment additions                            (7,674)       (15,840)
    Proceeds from sales of rental equipment                2,596          1,783
    Purchases of property, plant and equipment, net       (1,464)        (1,077)
                                                           -----          -----

               Net cash used in investing activities   $  (6,292)       (14,129)
                                                           -----         ------

                                                                     (continued)

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                       1996             1995
                                                       ----             ----

Cash flows from financing activities:
    Proceeds from long-term debt                     38,903           41,277
    Repayment of long-term debt                     (43,260)         (38,850)
    Increase in deferred financing costs                ---              (76)
    Payments to acquire treasury stock                 (600)             ---
                                                     -------          -------

       Net cash (used in) provided by
       financing activities                          (4,957)           2,351
                                                     -------          ------

       Net decrease in cash                             (75)            (102)
Cash at beginning of period                             471              861
                                                    --------          -------

Cash at end of period                             $     396              759
                                                    ========          =======

Supplemental cash flow information:
    Cash paid for income taxes                    $      61               22

    Cash paid for interest                        $   1,789            1,028
                                                    =======          =======





















See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)    ORGANIZATION AND BASIS OF PRESENTATION

       Scotsman Holdings, Inc. (Holdings or the Company) was organized in November, 1993 for the purpose of acquiring The Scotsman Group, Inc. (Scotsman). The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on the Company's common stock, or cash interest to be paid on notes of the Company, are dependent upon the cash flow of Scotsman.

(2)    FINANCIAL STATEMENTS

       The financial information for the three months ended March 31, 1996 and 1995 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31,1996 and its operating results and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

       Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3)    EARNINGS PER SHARE

       Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

   Three Months Ended March 31, 1996 Compared with Three Months Ended March 31, 1995. Revenues in the quarter ended March 31, 1996 were $42.6 million, a $7.9 million or 22.6% increase from revenues of $34.8 million in the same period of 1995. This increase resulted primarily from a $4.8 million or 22.1% increase in leasing revenue, a $1.6 million or 37.5% increase in new sales revenue and a $1.3 million or 57.1% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 11.7% to approximately 37,000 units for the first quarter of 1996, an increase in fleet utilization of approximately 2 percentage points to 82% and an increase of approximately $10 in the average monthly rental rate. The increase in new sales revenue is due primarily to the overall branch expansion experienced by the Company during 1995, growing from 38 locations at March 31, 1995 to approximately 51 at March 31, 1996. Other revenue increased as a result of increases in the rental of steps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

     Gross profit for the quarter was $18.8 million, a $3.0 million or 19.3% increase from the first quarter of 1995. This increase is primarily due to an increase in leasing gross profit of $1.5 million or 12.1% and an increase in gross profit from other revenue of $1.1 million. These increases reflect the increases in leasing revenue and other revenue described above.

   Selling, general and administrative expenses increased by $1.9 million or 21.4% from the first quarter of 1995. Of this increase, $1.4 million represents field related expenses incurred in conjunction with the branch expansion that the Company has experienced as described above. This increase is comprised primarily of a $0.9 million increase in personnel-related expenses and a $0.2 million increase in occupancy expenses.

   Interest expense increased by $1.1 million or 18.0% in the first quarter of 1996. This increase is due primarily to the increase in the average balance outstanding under Scotsman's revolving line of credit during the quarter compared to the comparable period of 1995.

Liquidity and Capital Resources

   During the three months ended March 31, 1996 and 1995, the Company's principal source of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $11.2 million and $11.7 million for the three months ended March 31, 1996 and 1995, respectively, was largely generated by the Company's leasing operations, which includes the rental and sale of units from its lease fleet. The increase in accrued expenses at March 31, 1996 is primarily due to a $3.2 million increase in accrued interest.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, provision for deferred compensation, interest and income taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $3.0 million or 24.2% to $15.2 million in the first three months of 1996 compared to $12.3 million in the same period of 1995. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet, offset by increased SG&A expenses to support the increased activities during the three months ended March 31, 1996.

   Cash flow used in investing activities of $6.3 million and $14.1 million in the three months ended March 31, 1996 and 1995, respectively, was primarily for net additions to the Company's lease fleet, including the acquisition of existing lease fleets in 1995. Cash used in financing activities of $5.0 million in the three months ended March 31, 1996 was primarily for the repayment of borrowings under the line of credit, while cash provided by financing activities of $2.4 million in the three months ended March 31, 1995 resulted primarily from the funding of the fleet expansion discussed above.

   The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


   (a)  Exhibits.

        None

   (b)  Reports on Form 8-K.

        None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SCOTSMAN HOLDINGS, INC.



                                                    By:  /s/ Gerard E. Holthaus
                                                         ----------------------
                                                         Gerard E. Holthaus
                                                         President

Dated: May 13, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name              Capacity                              Date
               ----              --------                              ----

/s/ Gerard E. Holthaus         President, Chief Operating        May 13, 1996
- - ----------------------         Officer and Director
Gerard E. Holthaus

/s/ Katherine K. Giannelli     Controller                        May 13, 1996
- - --------------------------
Katherine K. Giannelli