Form 10-K/A
period 1996-12-31
SCOTSMAN HOLDINGS INC
filed 1997-05-16
CIK 923144

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

          (a)  Financial  Statements and Financial  Statement  Schedules (1) and
               (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K and Exhibit No. 27.

          (b)  Reports  on Form 8-K filed in the fourth  quarter  of 1996.

               In a report on Form 8-K dated November 27, 1996, the Company reported that its subsidiary, The Scotsman Group, Inc. had changed its name to Williams Scotsman, Inc., effective January 1, 1997.

          (c)  Exhibits

            Exhibit Number
            --------------

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

         10.7  --          Amendment  No. 5 to Loan  and  Security  Agreement
                           dated  August  1,  1995  between  Congress  Financial
                           Corporation    and   The   Scotsman    Group,    Inc.
                           (Incorporated by reference to Exhibit 10.6 to the Scotsman 1995 10-K).

         10.8  --          Amendment  No. 6 to Loan  and  Security  Agreement
                           dated  October 13, 1995  between  Congress  Financial
                           Corporation    and   The   Scotsman    Group,    Inc.
                           (Incorporated by reference to Exhibit 10.7 to the Scotsman 1995 10-K).

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

         10.13 -- Amended and Restated Management Stockholders' and Optionholders' Agreement dated as of June 6, 1994, amending and restating the Management Stockholders' and Optionholders' Agreement dated as of November 9, 1993 by and among Scotsman Holdings, Inc., Odyssey Partners, L.P. and the parties identified as management stockholders on the signature pages thereto. (Incorporated by reference to Exhibit 10.4 of Registration Statement on Form S-l of Scotsman Holdings, Inc., Commission File No. 33-68444).

         10.14  --         Management Agreement, dated as of December 16, 1993
                           between The Scotsman Group, Inc. and Odyssey
                           Investors, Inc. (Incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-l of Scotsman Holdings, Inc., Commission File No.
                           33-68444).

         10.15  --         Agreement, dated as of June 30, 1993 by and among The
                           Scotsman Group, Inc., Simon E. Dragan and Whitley
                           Manufacturing Co., Inc. (Incorporated by reference to
                           Exhibit 10.6 of Registration Statement on Form S-l,
                           Commission File No. 33-68444).

         10.16  --         Supply Agreement, dated as of August 25, 1993, by and
                           between Whitley Manufacturing Co., Inc. and The
                           Scotsman Group, Inc. (Incorporated by reference to
                           Exhibit 10.7 of Registration Statement on Form S-l,
                           Commission File No.3-68444).

         10.17  --         Scotsman Holdings, Inc. Employee Stock Purchase Plan.
                           (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-l of Scotsman
                           Holdings, Inc., Commission File No. 33-68444).

         10.18  --         Scotsman Holdings, Inc. 1994 Employee Stock Option
                           Plan. (Incorporated by reference to Exhibit 10.11 of the Scotsman 1994 10-K).

         12.    --         Statement regarding computation of ratios.

         21.    --         Subsidiaries of Registrant: Williams Scotsman, Inc.
                           and its subsidiary Mobile Field Office Company.

         27.    --         Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SCOTSMAN HOLDINGS, INC.


                                 By: /s/ Gerard E. Holthaus
                                     --------------------------
                                     Gerard E. Holthaus
                                     President and Chief Executive Officer
Dated:  May 9, 1997

         KNOW  ALL MEN BY THESE  PRESENTS,  that  each  person  whose  signature appears below constitutes and appoints Gerard E. Holthaus, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                             Capacity                       Date
----                             --------                       ----

/s/ Gerard E. Holthaus   *       Chairman of the Board          May 9, 1997
--------------------------       and Director
Barry P. Gossett


/s/ Gerard E. Holthaus           President, Chief Executive     May 9, 1997
--------------------------       Officer and Director
Gerard E. Holthaus


/s/ Gerard E. Holthaus   *       Controller                     May 9, 1997
--------------------------
Katherine K. Giannelli


/s/ Gerard E. Holthaus   *       Director                       May 9, 1997
--------------------------
Muzzafar Mirza


/s/ Gerard E. Holthaus   *       Director                       May 98, 1997
--------------------------
Stephen Berger


/s/ Gerard E. Holthaus   *       Director                       May 9, 1997
--------------------------
Brian Kwait


/s/ Gerard E. Holthaus           *As Attorney-in-Fact           May 9, 1997
--------------------------
Gerard E. Holthaus