Form 10-Q
period 1997-06-30
SCOTSMAN HOLDINGS INC
filed 1997-08-13
CIK 923144

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[x]                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                            None
    (Former name, former address and former fiscal year--if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     --
    As of June 30, 1997, 1,640,045 shares of common stock ("Common Stock") of the Registrant were outstanding.

                            SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I - INFORMATION FINANCIAL                              PAGE

     Item 1. Financial Statements

     Consolidated Balance Sheets at June 30, 1997
     and December 31, 1996                                                     1

     Consolidated Statements of Operations for the six months
     and three months ended June 30, 1997 and 1996                             2

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 1997 and 1996                                       3

     Notes to Consolidated Financial Statements                                5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   7

PART II--OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 10

                           PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                                                             June 30,
                                                                               1997             December 31,
             Assets                                                        (Unaudited)             1996
             ------                                                        -----------             ----
                                                                              (dollars in thousands)



Cash and temporary investments.....................................       $    308                    426

Trade accounts receivable, less allowance for
  doubtful accounts................................................         25,974                 23,145

Prepaid expenses and other current assets..........................         13,340                  9,295

Rental equipment, at cost..........................................        459,286                423,703

Less accumulated depreciation......................................         82,615                 67,520
                                                                           -------                 ------

   Net rental equipment............................................        376,671                356,183
                                                                           -------                -------

Property, plant and equipment, net.................................         33,837                 29,032

Deferred financing costs, net......................................         21,412                  6,268

Other assets.......................................................         10,249                  5,197
                                                                           -------                 ------
                                                                          $481,791                429,546
                                                                          --------                -------
                                                                          --------                -------

     Liabilities and Stockholder's Equity

 Accounts payable..................................................     $    9,033                  9,826
 Accrued expenses..................................................         15,550                  9,957
 Rents billed in advance...........................................         11,882                 10,621
 Promissory notes payable..........................................         21,834                     --
 Long-term debt....................................................        504,699                294,827
 Deferred compensation.............................................          2,443                  3,300
 Deferred income taxes.............................................         47,921                 54,572
                                                                          --------                -------

     Total liabilities.............................................        613,362                383,103
                                                                          --------                -------

Stockholder's equity:
  Common stock, $.01 par value. Authorized 10,000,000
   shares; issued 4,948,378 shares at June 30, 1997 and
   3,472,968 shares at December 31, 1996...........................             49                     35
  Additional paid-in capital.......................................        165,865                 39,064
  Retained earnings (deficit)......................................         (1,702)                 9,333
                                                                        ----------               --------
                                                                           164,212                 48,432
                                                                        ----------               --------

Less treasury stock, at cost--3,308,333 common shares at
  June 30, 1997 and 97,354 common shares at December 31, 1996......        295,783                  1,989
                                                                        ----------               --------

    Net stockholder's equity (deficit).............................       (131,571)                46,443
                                                                        ----------               --------

                                                                        $  481,791                429,546
                                                                        ----------               --------
                                                                        ----------               --------

See accompanying notes to consolidated financial statements.

                        SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                                     (Unaudited)

                                                                  Three months ended       Six months ended
                                                                       June 30,                June 30,
                                                                ----------------------  ----------------------
                                                                  1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------
                                                                (in thousands except share and per share amounts)

Revenues:
   Leasing..................................................... $   32,067       28,025      63,306      54,540
   Sales of new units..........................................      9,292        4,934      17,837      10,943
   Delivery and installation...................................      9,379        7,450      17,552      13,953
   Other.......................................................      5,253        4,471      10,012       8,088
                                                                ----------   ----------  ----------  ----------
     Total revenues............................................     55,991       44,880     108,707      87,524
                                                                ----------   ----------  ----------  ----------
 Costs of sales and services:
   Leasing:
     Depreciation and amortization.............................      8,120        7,929      16,062      15,000
     Other direct leasing costs................................      6,566        6,317      13,605      12,315
   New units...................................................      7,878        4,016      15,076       9,056
   Delivery and installation...................................      6,736        5,320      12,861      10,441
   Other.......................................................      1,472          924       2,715       1,571
                                                                ----------   ----------  ----------  ----------
     Total costs...............................................     30,772       24,506      60,319      48,383
                                                                ----------   ----------  ----------  ----------
     Gross profit..............................................     25,219       20,374      48,388      39,141
                                                                ----------   ----------  ----------  ----------
 Selling, general and administrative expenses..................     11,648       10,511      23,780      21,390
 Recapitalization expenses.....................................      5,105       --           5,105      --
 Other depreciation and amortization...........................        641          538       1,253       1,093
 Interest, including amortization of deferred financing
  costs........................................................     10,235        7,018      17,824      13,999
                                                                ----------   ----------  ----------  ----------
     Total operating expenses..................................     27,629       18,067      47,962      36,482
                                                                ----------   ----------  ----------  ----------
     Earnings (loss) before income taxes
        and extraordinary item.................................     (2,410)       2,307         426       2,659
 Income tax expense (benefit)..................................       (967)         911         158       1,080
                                                                ----------   ----------  ----------  ----------
     Earnings (loss) before extraordinary item.................     (1,443)       1,396         268       1,579
     Extraordinary loss on extinguishment of debt, net.........     11,304       --          11,304       --
                                                                ----------   ----------  ----------  ----------
          Net earnings (loss).................................. $  (12,747)       1,396     (11,036)      1,579
                                                                ----------   ----------  ----------  ----------
                                                                ----------   ----------  ----------  ----------
Per common share:
    Earnings (loss) before extraordinary item.................. $    (0.55)        0.41        0.09        0.46
    Net earnings (loss)........................................      (4.87)        0.41       (3.69)       0.46
                                                                ----------   ----------  ----------  ----------
                                                                ----------   ----------  ----------  ----------
 Weighted average shares outstanding...........................  2,616,601    3,388,359   2,993,999   3,429,382
                                                                ----------   ----------  ----------  ----------
                                                                ----------   ----------  ----------  ----------

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Six months ended June 30, 1997 and 1996
                                     (Unaudited)


                                                                                                 1997       1996
                                                                                              ----------  ---------
                                                                                              (dollars in thousands)

Cash flows from operating activities:

  Net earnings (loss).......................................................................  $   (11,036)     1,579
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:.......................................................
       Extraordinary loss on extinguishment of debt.........................................       18,036         --
       Depreciation and amortization........................................................       18,444     17,421
       Non-cash charges for interest........................................................        1,527      1,372
       Provision for bad debts..............................................................        1,214        858
       Deferred income tax expense (benefit)................................................       (6,651)     1,030
       Provision for deferred compensation..................................................          367        550
       Gain on sale of rental equipment.....................................................       (1,430)    (1,176)
       Increase in net trade accounts receivable............................................       (4,043)    (4,616)
       (Increase) decrease in other assets..................................................       (5,052)        46
       Increase in accrued expenses.........................................................        5,593      1,349
       Other................................................................................       (4,964)     2,777
                                                                                              -----------  ---------
           Net cash provided by operating activities........................................       12,005     21,190
                                                                                              -----------  ---------
 Cash flows from investing activities:

   Redemption of certificates of deposit....................................................          --         250
   Rental equipment additions...............................................................      (41,311)   (30,377)
   Proceeds from sales of rental equipment..................................................        6,191      5,406
   Purchases of property, plant and equipment, net..........................................       (6,023)    (2,972)
                                                                                              -----------  ---------

           Net cash used in investing activities............................................  $  (41,143)    (27,693)
                                                                                               ----------  ---------

                                                                                                (continued)

                                SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                 Six months ended June 30, 1997 and 1996

                                               (Unaudited)

                                                                                                 1997       1996
                                                                                              ----------  ---------

Cash flows from financing activities:
  Net increase in promissory notes payable................................................        21,834         --
  Proceeds from long-term debt............................................................       632,025     88,622
  Repayment of long-term debt.............................................................      (423,729)   (80,120)
  Increase in deferred financing costs....................................................       (21,636)       (35)
  Net proceeds from issuance of common stock..............................................       126,816         --
  Payments to acquire treasury stock......................................................      (293,794)    (1,980)
  Extraordinary loss on extinguishment of debt............................................       (12,496)        --
                                                                                              ----------  ---------
         Net cash provided by financing activities........................................        29,020      6,487
                                                                                              ----------  ---------
         Net decrease in cash.............................................................          (118)       (16)
Cash at beginning of period...............................................................           413        471
                                                                                              ----------  ---------
Cash at end of period.....................................................................    $      295        455
                                                                                              ----------  ---------
                                                                                              ----------  ---------
Supplemental cash flow information:
  Cash paid for income taxes..............................................................    $      119         81
                                                                                              ----------  ---------
                                                                                              ----------  ---------
 Cash paid for interest...................................................................    $   10,474     11,299
                                                                                              ----------  ---------
                                                                                              ----------  ---------

    See accompanying notes to consolidated financial statements.

                        SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                                      (Unaudited)


(1) ORGANIZATION AND BASIS OF PRESENTATION

    Scotsman Holdings, Inc. (Holdings or the Company) was organized in November, 1993 for the purpose of acquiring Williams Scotsman, Inc. (Scotsman). The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on the Company's common stock, or interest and principal to be paid on notes of the Company, are dependent upon the cash flow of Scotsman, including its loan availability.

(2) FINANCIAL STATEMENTS

    The financial information for the six months ended June 30, 1997 and 1996, has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30,1997 and its operating results and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


(3) EARNINGS (LOSS) PER SHARE

    Earnings (loss) per common share is computed by dividing earnings (loss) before extraordinary item and net earnings (loss) by the weighted average number of common shares outstanding during the periods.

(4) RECAPITALIZATION

    Pursuant to a recapitalization agreement, on May 22, 1997, the Company (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million (or a price of $91.50 per share) in cash. In related transactions on the same date, (i) the Company purchased all of its outstanding Series B 11% Senior Notes due 2004 ($29.2 million aggregate principal amount) for approximately $32.2 million, including accrued interest and fees,
    (ii) Scotsman purchased $164.7 million aggregate principal amount of its 9 1/2% Senior Secured

    Notes due 2000 for approximately $179.8 million, including accrued interest and fees and (iii) Scotsman repaid all of its outstanding indebtedness ($119.0 million) under its prior credit facility.

    In connection with the recapitalization, (i) Scotsman accelerated the payment of deferred compensation under its long term incentive plan,
    (ii) all outstanding stock options under the Company's employee stock option plan vested and became immediately exercisable and (iii) Scotsman canceled a portion of the outstanding stock options. Accordingly, in the second quarter of 1997, the Company recognized $5.1 million of recapitalization expenses including $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options, and recognized an extraordinary loss on debt extinguishment of $18.0 million.

    In order to finance the recapitalization transaction, on May 22, 1997, Scotsman issued $400 million in 9 7/8% Senior Notes due 2007 and entered into a $300 million revolving bank facility. Scotsman paid a dividend of $177.4 million to the Company to effect the repurchase of common stock and the purchase of the 11% Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Three Months Ended June 30, 1997 Compared with Three Months Ended June
30, 1996. Revenues in the quarter ended June 30, 1997 were $56.0 million, an $11.1 million or 24.8% increase from revenues of $44.9 million in the same period of 1996. This increase resulted primarily from a $4.0 million or 14.4% increase in leasing revenue, a $4.4 million or 88.3% increase in new sales revenue and a $1.9 million or 25.9% increase in revenue from delivery and installation. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 13.5% to approximately 43,000 for the second quarter of 1997 and an increase in fleet utilization of approximately two percentage points to 86%. Average monthly rental rates remained relatively stable, resulting from a combination of modest rate increases offset by changes in fleet mix. The increase in new sales revenue is primarily attributable to a large volume of classroom sales in the Western Region during the quarter. The increase in delivery and installation revenue is due to the increases in the leasing and new sales activity described above.

    Gross profit for the quarter was $25.2 million, a $4.8 million or 23.8% increase from the second quarter of 1996. This increase is primarily due to an increase in leasing gross profit of $3.6 million or 26.0%, an increase in gross profit from new sales of $0.5 million or 56.3% and an increase in gross profit from delivery and installation of $0.5 million or 24.1%. The increase in leasing gross profit is due to an increase in the leasing activity described above combined with an increase in leasing margins from 49.2% for the second quarter of 1996 to 54.1% for the second quarter of 1997. Excluding depreciation and amortization, leasing margins increased from 77.5% in 1996 to 79.5% in 1997. The increase in the gross profit from new sales revenue is due to the increased activity described above. The increase in delivery and installation gross profit is due to the increases in leasing and new sales described above.

    Selling, general and administrative (SG&A) expenses increased by $1.1 million or 10.8% from the second quarter of 1996. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to the second quarter of 1996. The Company's branch network has expanded from 53 branches at June 30, 1996 to more than 60 branches at June 30, 1997 while the fleet has grown by approximately 5,800 units from June 30, 1996. The overall increases in SG&A expenses are due to increases in branch related expenses, primarily payroll and occupancy expenses incurred in connection with this branch expansion.

    Recapitalization expenses of $5.1 million relate to amounts incurred in connection with the recapitalization of the Company in May 1997 (the Recapitalization) and are comprised of deferred compensation and stock option expenses.

    Interest expense increased by $3.2 million or 45.8% in the second quarter of 1997. This increase is a result of increased borrowings to finance the Recapitalization as noted above and as a result of financing the fleet and branch growth described above.

    An extraordinary loss of $11.3 million (net of income taxes) arose from the extinguishment of the Company's debt in connection with the Recapitalization.

    Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996. Revenues in the six months ended June 30, 1997 were $108.7 million, a $21.2 million or 24.2% increase from revenues of $87.5 million in the six months ended June 30, 1996. The increase resulted primarily from a $8.8 million or 16.1% increase in leasing revenue, a $6.9 million or 63.0% increase in new sales revenue and a $3.6 million or 25.8% increase in revenue from delivery and installation. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 11.6% to approximately 42,000 units for the first six months of 1997, an increase in utilization of approximately three percentage points to 86% and an increase of approximately $3 in the average monthly rental rate for the comparable periods. The increase in new sales revenue is attributable primarily to a large volume of classroom sales occurring in the Western Region during the first half of 1997. The increase in delivery and installation revenue is due to the increases in the leasing and new sales activity described above.

    Gross profit for the six months ended June 30, 1997 was $48.4 million, a $9.3 million or 23.6% increase from gross profit of $39.1 million during the same period of 1996. This increase is primarily due to an increase in leasing gross profit of $6.4 million or 23.5%, an increase in new sales gross profit of $0.9 million or 47.4% and an increase in gross profit from delivery and installation of $1.2 million or 33.6%. The increase in leasing gross profit is due to the increase in leasing revenue described above combined with an increase in the leasing margins from 49.9% in 1996 to 53.1% in 1997. Excluding depreciation and amortization, leasing margins increased from 77.4% in 1996 to 78.5% in 1997. Gross profit from new sales increased as a result of the increased volume of sales noted above. Delivery and installation gross profit increased as a result of the increases in leasing and new sales activity noted above.

    Selling, general and administrative expenses for the six months ended June 30, 1997 increased by $2.4 million or 11.2% from the same period of 1996. The overall increase in SG&A expenses is due primarily to branch related activities and is comprised of increases in payroll and occupancy expenses. These increases are due to the Company's growth described above.

    Recapitalization expense of $5.1 million relate to amounts incurred in connection with the Recapitalization as noted above and are comprised of deferred compensation and stock option expenses.

    Interest expense increased by $3.8 million or 27.3% in the six months ended June 30, 1997 from the same period in 1996. This increase is primarily a result of the Recapitalization noted above. Additionally, average balances under the line of credit were higher during 1997 as a result of financing the fleet and branch growth described above.

    An extraordinary loss of $11.3 million (net of income taxes) arose from the extinguishment of the

Company's debt in connection with the Recapitalization.


LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1997 and 1996, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $12.0 million and $21.2 million for the six months ended June 30, 1997 and 1996, respectively, was largely generated by the Company's leasing operation, which includes the rental and sale of units from its lease fleet. Excluding the recapitalization expenses of $5.1 million and the effect of the accelerated payment of $3.7 million of deferred compensation which had been accrued in prior periods, cash flow from operating activities for the six months ended June 30, 1997 would have been $20.8 million.

    The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, and provision for deferred compensation, recapitalization expenses, interest and taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $7.7 million or 23.2% to $41.0 million for the first half of 1997 compared to $33.3 million for the same period of 1996. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet as well as the increase in the average monthly rental rate, offset by the increased SG&A expenses required to support the increased activities during the six months ended June 30, 1997.

    Cash flow used in investing activities was $41.1 million and $27.7 million in the six months ended June 30, 1997 and 1996, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for its lease fleet and units purchased through acquisition. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $29.0 million in the six months ended June 30, 1997 was primarily the result of a series of transactions related to the Recapitalization in May 1997 and is comprised of net borrowings from long term debt and proceeds received from the issuance of common stock, offset by payments to acquire shares of treasury stock. Cash provided by financing activities of $6.5 million for the six months ended June 30, 1996 was primarily from borrowings under the line of credit.

    The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

        None

    (b) Reports on Form 8-K.

        In a report on form 8-K dated May 22, 1997, the Company reported the following:

           The completion of the recapitalization and sale of approximately 90% of its common stock.

           The completion of the tender offer for the Company's 11% Senior Notes and Scotsman's 9 1/2% Senior Secured Notes.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCOTSMAN HOLDINGS, INC.

                                BY:  /S/ GERARD E. KEEFE
                                     -----------------------------
                                      Gerard E. Keefe
                                      Senior Vice President and Chief Financial
                                        Officer

Dated: August ___, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                        Capacity                   Date
             ----                        --------                   ----

     /s/ GERARD E. KEEFE        Senior Vice President and      August   , 1997
------------------------------    Chief Financial Officer
       Gerard E. Keefe

  /s/ KATHERINE K. GIANNELLI    Vice President and             August   , 1997
------------------------------    Controller
    Katherine K. Giannelli

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCOTSMAN HOLDINGS, INC.

                                        By:
                                            -----------------------------
                                            Gerard E. Keefe
                                            Senior Vice President and
                                            Chief Financial Officer


Dated: August __, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                              Capacity                     Date
     ----                              --------                     ----

______________________     Senior Vice President and      August       , 1997
Gerard E. Keefe            Chief Financial Officer

______________________     Vice President and Controller  August       , 1997
Katherine K. Giannelli