Form 10-Q
period 1997-09-30
SCOTSMAN HOLDINGS INC
filed 1997-11-14
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]                 THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

         As of September 30, 1997, 1,640,045 shares of common stock ("Common Stock") of the Registrant were outstanding.

                            SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                            Page
                                                                            ----
         Item 1. Financial Statements

         Consolidated Balance Sheets at September 30, 1997                    1
         and December 31, 1996

         Consolidated Statements of Operations for the nine months            2
         and three months ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows for the nine                   3
         months ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements                           5

         Item 2. Management's Discussion and Analysis of                      7
                 Financial Condition and Results of Operations

PART II  -  OTHER  INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            10

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                          September 30,
                                                                                              1997            December 31,
         Assets                                                                           (Unaudited)            1996
         ------                                                                           -----------         ------------
                                                                                                (dollars in thousands)
Cash and temporary investments                                                            $     335           $     426
Trade accounts receivable, less allowance for
   doubtful accounts                                                                         33,879              23,145
Prepaid expenses and other current assets                                                    13,173               9,295

Rental equipment, at cost                                                                   482,910             423,703
   Less accumulated depreciation                                                             90,003              67,520
                                                                                          ---------           ---------

      Net rental equipment                                                                  392,907             356,183
                                                                                          ---------           ---------

Property, plant and equipment, net                                                           35,000              29,032
Deferred financing costs, net                                                                22,954               6,268
Other assets                                                                                 11,061               5,197
                                                                                          ---------           ---------
                                                                                          $ 509,309           $ 429,546
                                                                                          =========           =========
    Liabilities and Stockholder's Equity
    ------------------------------------

Accounts payable                                                                          $  10,734           $   9,826
Accrued expenses                                                                             28,106               9,957
Rents billed in advance                                                                      12,518              10,621
Promissory notes payable                                                                     21,834                  --
Long-term debt                                                                              515,679             294,827
Deferred compensation                                                                         2,443               3,300
Deferred income taxes                                                                        48,936              54,572
                                                                                          ---------           ---------

      Total liabilities                                                                     640,250             383,103
                                                                                          ---------           ---------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued 4,948,378 shares at September 30, 1997 and
      3,472,968 shares at December 31, 1996                                                      49                  35
   Additional paid-in capital                                                               164,852              39,064
   Retained earnings (deficit)                                                                  (59)              9,333
                                                                                          ---------           ---------
                                                                                            164,842              48,432
                                                                                          ---------           ---------
Less treasury stock, at cost - 3,308,333 common shares at
   September 30, 1997 and 97,354 common shares at December 31, 1996                         295,783               1,989
                                                                                          ---------           ---------

      Net stockholder's equity (deficit)                                                   (130,941)             46,443
                                                                                          ---------           ---------
                                                                                          $ 509,309           $ 429,546
                                                                                          =========           =========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                    Three months ended                     Nine months ended
                                                                       September 30,                         September 30,
                                                                  ---------------------                   -------------------
                                                                  1997             1996                   1997           1996
                                                                  ----             ----                   ----           ----
                                                                     (in thousands except share and per share amounts)
Revenues:
   Leasing                                                   $   34,820       $   31,522              $   98,126    $   86,062
   Sales of new units                                            15,188           10,274                  33,025        21,217
   Delivery and installation                                     12,107           11,106                  29,659        25,059
   Other                                                          6,649            4,729                  16,661        12,817
                                                             ----------       ----------              ----------    ----------
         Total revenues                                          68,764           57,631                 177,471       145,155
                                                             ----------       ----------              ----------    ----------
Costs of sales and services:
   Leasing:
      Depreciation and amortization                               8,478            7,983                  24,540        22,983
      Other direct leasing costs                                  7,881            8,044                  21,507        20,359
   New units                                                     12,732            8,422                  27,787        17,478
   Delivery and installation                                      8,768            8,610                  21,629        19,051
   Other                                                          2,233            1,181                   4,948         2,752
                                                             ----------       ----------              ----------    ----------
         Total costs                                             40,092           34,240                 100,411        82,623
                                                             ----------       ----------              ----------    ----------
         Gross profit                                            28,672           23,391                  77,060        62,532
                                                             ----------       ----------              ----------    ----------

Selling, general and administrative expenses                     11,292           10,478                  35,072        31,868
Recapitalization expenses                                            --               --                   5,105            --
Other depreciation and amortization                                 746              517                   1,999         1,610
Interest, including amortization of deferred
   financing costs                                               13,731            7,515                  31,555        21,514
                                                             ----------       ----------              ----------    ----------
                  Total operating expenses                       25,769           18,510                  73,731        54,992
                                                             ----------       ----------              ----------    ----------
                  Earnings before income taxes
                  and extraordinary item                          2,903            4,881                   3,329         7,540
Income tax expense                                                1,074            1,905                   1,232         2,985
                                                             ----------       ----------              ----------    ----------
         Earnings before extraordinary item                       1,829            2,976                   2,097         4,555
Extraordinary loss on extinguishment of debt, net                   186               --                  11,490            --
                                                             ----------       ----------              ----------    ----------
                           Net earnings (loss)               $    1,643       $    2,976              $   (9,393)   $    4,555
                                                             ==========       ==========              ==========    ==========
Per common share and common equivalent share:
         Earnings before extraordinary item                  $     1.04       $     0.88              $     1.12    $     1.34
         Net earnings (loss)                                       0.93             0.88                   (5.03)         1.34
                                                             ==========       ==========              ==========    ==========
Weighted average shares outstanding                           1,764,456        3,375,814               1,867,796     3,411,396
                                                             ==========       ==========              ==========    ==========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                                      1997               1996
                                                                                      ----               ----
                                                                                       (dollars in thousands)
Cash flows from operating activities:
    Net earnings (loss)                                                          $     (9,393)       $   4,555
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
               Extraordinary loss on extinguishment of debt                            18,244               --
               Depreciation and amortization                                           28,485           26,594
               Non-cash charges for interest                                            1,527            2,819
               Provision for bad debts                                                  1,724            1,210
               Deferred income tax expense (benefit)                                   (5,636)           2,910
               Provision for deferred compensation                                        367              975
               Gain on sale of rental equipment                                        (2,365)          (1,946)
               Increase in net trade accounts receivable                              (12,458)         (12,278)
               (Increase) decrease in other assets                                     (5,864)             107
               Increase in accrued expenses                                            18,149            6,657
               Other                                                                   (2,478)            (944)
                                                                                 ------------        ---------
                    Net cash provided by operating activities                          30,302           30,659
                                                                                 ------------        ---------
Cash flows from investing activities:
    Redemption of certificates of deposit                                                  --              250
    Rental equipment additions                                                        (68,858)         (52,160)
    Proceeds from sales of rental equipment                                             9,959            9,612
    Purchases of property, plant and equipment, net                                    (7,914)          (6,018)
                                                                                 ------------        ---------
                         Net cash used in investing activities                   $    (66,813)       $ (48,316)
                                                                                 ------------        ---------
Cash flows from financing activities:
    Net increase in promissory notes payable                                           21,834               --
    Proceeds from long-term debt                                                      708,848          152,380
    Repayment of long-term debt                                                      (489,573)        (132,656)
    Increase in deferred financing costs                                              (23,994)             (35)
    Net proceeds from issuance of common stock                                        125,803               --
    Payments to acquire treasury stock                                               (293,794)          (1,980)
    Extraordinary loss on extinguishment of debt                                      (12,704)              --
                                                                                 ------------        ---------
               Net cash provided by financing activities                               36,420           17,709
                                                                                 ------------        ---------
               Net (decrease) increase in cash                                            (91)              52
Cash at beginning of period                                                               413              471
                                                                                 ------------        ---------
Cash at end of period                                                            $        322        $     523
                                                                                 ============        =========
Supplemental cash flow information:
    Cash paid for income taxes                                                   $        128        $     114
                                                                                 ============        =========
    Cash paid for interest                                                       $     13,404        $  13,334
                                                                                 ============        =========

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

(2)    FINANCIAL STATEMENTS

       The financial information for the three and nine months ended September 30, 1997 and 1996 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30,1997 and its operating results and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

       Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3)    EARNINGS (LOSS) PER SHARE

       Earnings (loss) per common share and common equivalent share is computed by dividing earnings before extraordinary item and net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996. Revenues in the quarter ended September 30, 1997 were $68.8 million, an $11.1 million or 19.3% increase from revenues of $57.6 million in the same period of 1996. This increase resulted from a $3.3 million or 10.5% increase in leasing revenue, a $4.9 million or 47.8% increase in new sales revenue, a $1.0 million or 9.0% increase in revenue from delivery and installation and a $1.9 million or 40.6% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 16.1% to approximately 45,000 for the third quarter of 1997, an increase in fleet utilization of approximately one percentage point to 88% offset by a decrease in average monthly rental rate. This decrease in the average monthly rental rate is a result of modest rate increases offset by changes in fleet mix. The increase in new sales revenue is primarily attributable to a large volume of classroom sales in the Western Region during the quarter. The increase in delivery and installation revenue is due to the increases in the leasing and new sales activity described above. Other revenue increased as a result of increases in the rental of steps and ramps as well as miscellaneous revenue related to services provided for customer-owned units.

     Gross profit for the quarter was $28.7 million, a $5.3 million or 22.6% increase from the third quarter of 1996. This increase is primarily due to an increase in leasing gross profit of $3.0 million or 19.1%, an increase in gross profit from new sales of $0.6 million or 32.6%, an increase in gross profit from delivery and installation of $0.8 million or 33.8% and an increase in gross profit from other revenue of $0.9 million or 14.7%. The increase in leasing gross profit is due to an increase in the leasing activity described above combined with an increase in leasing margins from 49.2% for the third quarter of 1996 to 53.0% for the third quarter of 1997. Excluding depreciation and amortization, leasing margins increased from 74.5% in 1996 to 77.4% in 1997. The increase in the gross profit from new sales revenue is due to the increased activity described above. The increase in delivery and installation gross profit is due to the increases in leasing and new sales described above. Gross profit from other revenue increased as a result of increases in other revenue described above.

     Selling, general and administrative (SG&A) expenses increased by $0.8 million or 7.8% from the third quarter of 1996. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to the third quarter of 1996. The Company's branch network has expanded from 55 branches at September 30, 1996 to 68 branches at September 30, 1997 while the fleet has grown by approximately 5,000 units from September 30, 1996. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy expenses incurred in connection with this branch expansion.

     Interest expense increased by $6.2 million or 82.7% in the third quarter of 1997. This increase is a result of increased borrowings to finance the recapitalization of the Company in May

1997 (the Recapitalization) and as a result of financing the fleet and branch growth described above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996. Revenues in the nine months ended September 30, 1997 were $177.5 million, a $32.3 million or 22.3% increase from revenues of $145.2 million in the nine months ended September 30, 1996. The increase resulted primarily from a $12.1 million or 14.0% increase in leasing revenue, a $11.8 million or 55.7% increase in new sales revenue, a $4.6 million or 18.4% increase in revenue from delivery and installation and a $3.8 million or 30.0% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 13.4% to approximately 43,000 units for the first nine months of 1997, an increase in utilization of approximately two percentage points to 86% combined with a relatively stable average monthly rental rate for the comparable periods. The increase in new sales revenue is attributable primarily to a large volume of classroom sales occurring in the Western Region during 1997. The increase in delivery and installation revenue is due to the increases in the leasing and new sales activity described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

     Gross profit for the nine months ended September 30, 1997 was $77.1 million, a $14.5 million or 23.2% increase from gross profit of $62.5 million during the same period of 1996. This increase is primarily due to an increase in leasing gross profit of $9.4 million or 21.9%, an increase in new sales gross profit of $1.5 million or 40.1%, an increase in gross profit from delivery and installation of $2.0 million or 33.7% and an increase in gross profit from other revenue of $1.7 million or 16.4%. The increase in leasing gross profit is due to the increase in leasing revenue described above combined with an increase in the leasing margins from 49.6% in 1996 to 53.1% in 1997. Excluding depreciation and amortization, leasing margins increased from 76.3% to 78.1%. Gross profit from new sales increased as a result of the increased volume of sales noted above. Delivery and installation gross profit increased as a result of the increases in leasing and new sales activity noted above. Gross profit from other revenue increased as a result of the increase in other revenue noted above.

     Selling, general and administrative expenses for the nine months ended September 30, 1997 increased by $3.2 million or 10.1% from the same period of 1996. The overall increase in SG&A expenses is due primarily to branch related activities and is comprised of increases in payroll and occupancy expenses. These increases are due to the Company's growth described above.

     Recapitalization expenses of $5.1 million relate to amounts incurred in connection with the Recapitalization noted above and are comprised of incentive compensation and stock option expenses.

     Interest expense increased by $10.0 million or 46.7% in the nine months ended September 30, 1997 from the same period in 1996. This increase is primarily a result of the Recapitalization noted above. Additionally, average balances under the line of credit were higher during 1997 as a result of financing the fleet and branch growth described above.

     An extraordinary loss of $11.5 million (net of income taxes) arose from the extinguishment of the Company's debt as a result of the Recapitalization.


Liquidity and Capital Resources

     During the nine months ended September 30, 1997 and 1996, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $30.0 million and $30.7 million for the nine months ended September 30, 1997 and 1996, respectively, was largely generated by the Company's leasing operation, which includes the rental and sale of units from its lease fleet.

     The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, and provision for deferred compensation, recapitalization expenses, interest and taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $12.3 million or 22.5% to $66.9 million for the nine months ended September 30, 1997 compared to $54.6 million for the same period of 1996. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet and utilization combined with a relatively stable average monthly rental rate, offset by the increased SG&A expenses required to support the increased activities during the nine months ended September 30, 1997.

     Cash flow used in investing activities was $66.8 million and $48.3 million in the nine months ended September 30, 1997 and 1996, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisition. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $36.4 million in the nine months ended September 30, 1997 was primarily the result of a series of transactions related to the Recapitalization in May 1997 and is comprised of net borrowings from long term debt and proceeds received from the issuance of common stock, offset by payments to acquire shares of treasury stock. Cash provided by financing activities of $17.7 million for the nine months ended September 30, 1996 was primarily from borrowings under the line of credit.

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

                        SCOTSMAN HOLDINGS, INC.



                        By: /s/ Gerard E. Keefe
                            -------------------
                            Gerard E. Keefe
                            Senior Vice President and Chief Financial Officer

Dated: November 14, 1997

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


           Name                                   Capacity                                  Date
           ----                                   --------                                  ----
/s/ Gerard E. Keefe                       Senior Vice President and                  November 14, 1997
--------------------------------          Chief Financial Officer
Gerard E. Keefe



/s/ Katherine K. Giannelli                Controller                                 November 14, 1997
---------------------------------
Katherine K. Giannelli
