Form 10-K
period 1997-12-31
SCOTSMAN HOLDINGS INC
filed 1998-03-31
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    (Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [X]               SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________
                       Commission File Number: 033-68444

                            SCOTSMAN HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                52-1862719
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

       8211 TOWN CENTER DRIVE                                        21236
         BALTIMORE, MARYLAND                                       (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrants' telephone number, including area code: (410) 931-6000 Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
               None                                       None
____________________________________   _________________________________________

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
________________________________________________________________________________
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
    ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 27, 1998, 4,920,135 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Scotsman Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of Delaware in November 1993 for the purpose of acquiring Williams Scotsman, Inc. ("Scotsman"). The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on the Company's common stock, or other cash expenses to be paid, are dependent upon the cash flows of Scotsman. Founded in 1946, Scotsman is the second largest lessor of mobile office and storage units in the United States with over 47,000 units leased through 72 branch offices in 38 states. Scotsman's fleet provides high quality, cost-effective relocatable space solutions to approximately 16,000 customers in 460 industries including construction, education, healthcare and retail. In addition to its core leasing operations, Scotsman sells new and previously leased mobile office units and provides delivery, installation and other ancillary products and services.

         Scotsman's mobile office fleet is generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. The units are fitted with axles and hitches and are towed to various locations. Most units are wood frame construction, contain materials used in conventional buildings, and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are durable and have an estimated useful life of 20 years. Storage products are windowless and are typically used for secure storage space. There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels. The basic storage unit features a roll-up or swing door at one end. Units are made of heavy exterior metals for security and water tightness. The average age of Scotsman's fleet of mobile office units is approximately 7 years while the average age of the total fleet is approximately 9 years.

         Based on its experience, management believes that the mobile office industry (excluding manufacturing operations) exceeds $2.0 billion and has grown significantly in recent years. This growth has been primarily driven by population shifts, demographic trends, economic expansion, and the increased demand for outsourcing space needs (for example, school expansion programs, construction starts, recreation and entertainment activities). By outsourcing their space needs, Scotsman's customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs.

         Scotsman purchases its new mobile office units through third-party suppliers and purchases storage units in the aftermarket directly from shipping companies or through brokers. Scotsman believes there are numerous manufacturers and suppliers of mobile office and storage units which supply these products at competitive prices throughout the United States. Scotsman anticipates being able to procure an adequate supply of product on acceptable terms for its projected operational requirements. Scotsman does not believe that the loss of any one of its suppliers would have a material adverse effect on its operations.

FORWARD LOOKING STATEMENTS

         Certain statements in this Form 10-K for the year ended December 31, 1997 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses into the Company; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; industry over capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither Scotsman nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.

RECAPITALIZATION

         Pursuant to a recapitalization agreement, on May 22, 1997, the Company
(i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million (or a price of $91.50 per share) in cash. In related transactions on the same date, (i) the Company purchased all of its outstanding 11% Series B senior notes due 2004 ($29.2 million aggregate principal amount) for approximately $32.2 million, including accrued interest and fees, (ii) Scotsman purchased $164.7 million aggregate principal amount of its 9.5% senior secured notes due 2000 for approximately $179.8 million, including accrued interest and fees and
(iii) Scotsman repaid all of its outstanding indebtedness ($119.0 million) under its prior credit facility. Additionally, in a series of subsequent transactions, Scotsman purchased the remaining $300,000 principal amount of its 9.5% senior secured notes due 2000 for approximately $351,000, including accrued interest and fees. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $18.3 million. The transactions described above are collectively referred to herein as the "Recapitalization".

         In connection with the Recapitalization, (i) Scotsman accelerated the payment of deferred compensation under its long term incentive plan, (ii) all outstanding stock options under Holdings' employee stock option plan vested and became immediately exercisable and (iii) Scotsman canceled a portion of the outstanding stock options. Accordingly, Scotsman recognized $5.1 million of recapitalization expenses including $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options.

         In order to finance the Recapitalization, Scotsman issued $400 million in 9.875% senior notes due 2007 and entered into a $300 million revolving bank facility. Scotsman paid a dividend of $178.7 million to Holdings to pay recapitalization expenses, to repurchase common stock and to purchase the 11% Series B senior notes.

OPERATING STRATEGY

         Due to the local and regional nature of its business, Scotsman's goals are to become the leader in each of the local markets in which it competes and to expand its coverage to additional local markets. To achieve market leadership, Scotsman has implemented a strategy which emphasizes (i) superior service, (ii) a well maintained, readily available and versatile lease fleet,
(iii) effective fleet management using proprietary information systems, and (iv) targeted marketing through an experienced and motivated sales force. Scotsman believes that it is generally the first or second largest provider of relocatable space in each of its regional markets as measured by lease fleet size and revenues. Scotsman's branch offices are distributed throughout the United States and are located in a majority of the major metropolitan areas.

         Management's business and growth strategy includes the following:

         FLEET AND BRANCH EXPANSION. Scotsman plans to continue to capitalize on the industry's favorable growth trends by increasing customer penetration and fleet size in existing markets. In addition, Scotsman plans to open branches in new markets where positive business fundamentals exist. From January 1, 1995 to December 31, 1997, Scotsman increased its number of branches from 36 to 72 and the number of units from approximately 33,000 to 47,100. Scotsman plans to continue expanding its network.

         SELECTIVE FLEET ACQUISITIONS. To complement its fleet and branch expansion, Scotsman plans to capitalize on the industry's fragmentation and expand its geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. From January 1, 1995 to December 31, 1997, Scotsman made 13 acquisitions of approximately 5,400 units for a total purchase price of $35.5 million. These units have accounted for approximately 20% of the value of Scotsman's total fleet purchases during this period.

         ANCILLARY PRODUCTS AND SERVICES. Scotsman continues to identify new applications for its existing products, diversify into new product offerings and deliver ancillary products and services to leverage Scotsman's existing branch network. For example, in 1996, Scotsman began focusing on the market for storage product units, which are used for secured storage space. Since January 1, 1996, Scotsman has completed six acquisitions totaling approximately 2,400 storage units. Ancillary products and services include the rental of steps, ramps and furniture.

COMPETITION

         Although Scotsman's competition varies significantly by market, the mobile office industry, in general, is highly competitive. Scotsman competes primarily in terms of product availability, customer service and price. Scotsman believes that its reputation for customer service and its ability to offer a wide selection of units suitable for many varied uses at competitive prices allow it to compete effectively. However, certain of Scotsman's competitors are less leveraged, have greater market share or product availability in a given market and have greater financial resources than Scotsman.

EMPLOYEES

         At December 31, 1997, Scotsman employed 659 persons. None of Scotsman's employees are covered by a collective bargaining agreement. Scotsman considers its relationship with its employees to be good.

         The Company has no employees other than its officers, all of whom are also officers of Scotsman.

REGULATORY MATTERS

         The Company must comply with various federal, state and local environmental, health and safety laws and regulations in connection with its operations. The Company believes that it is in substantial compliance with applicable environmental, health and safety laws and regulations. In addition to compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current properties owned or leased by the Company. The Company believes that its liability, if any, for any environmental remediation will have no material adverse effect on its financial condition.

         A portion of the Company's units is subject to regulation in certain states under motor vehicle and similar registration and certificate of title statutes. The Company believes that it has complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to mobile office units. If laws in other states are changed to require registration, the Company could be subject to additional costs, fees and taxes that it does not believe would be material to its financial condition.

ITEM 2.  PROPERTIES

         Scotsman's headquarters is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Additionally, Scotsman leases approximately 68% of its 72 branch locations and owns the balance. Management believes that none of the Company's owned or leased facilities, individually, is material to the operations of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         Scotsman is involved in certain legal actions arising in the ordinary course of business. Scotsman believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on Scotsman's business, results of operations or financial condition.

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         There is no established public trading market for the Company's Common Stock.

         During 1997, Scotsman paid dividends to Holdings in the aggregate amount of $178,749,252 in connection with the Recapitalization. In January 1998, Scotsman paid a dividend to Holdings in the amount of $22,700,558 to effect the repayment of a promissory note of Holdings. Scotsman does not intend to pay any further dividends in the foreseeable future, other than for the normal operating expenses of Holdings, but reserves the right to do so.

         In December 1997, Holdings declared a three-for-one stock split that was effected in the form of a 200% stock dividend (the "Stock Dividend").

         Pursuant to the Scotsman Holdings, Inc. 1994 Employee Stock Option Plan (the "1994 Plan"), options for 322,590 shares of Holdings were granted during 1997. Additionally, options for 353,850 shares of Holdings were granted pursuant to the Scotsman Holdings, Inc. 1997 Employee Stock Option Plan (the "1997 Plan"). No shares of Holdings' common stock were issued during 1997 upon the exercise of the options previously granted under the Plan. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

The following tables summarize certain selected historical financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere herein. The selected historical financial data set forth below for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997 and as of the end of each of such periods have been derived from the audited Financial Statements.

                                                               Year Ended December 31,
                                           --------------------------------------------------------------
                                             1993         1994          1995          1996        1997
                                             ----         ----          ----          ----        ----
                                                               (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Leasing                                $ 63,668     $ 71,297     $ 86,765    $ 104,438      $120,266
     Sales:
         New units                            18,501       22,290       23,126       28,042        41,926
         Rental equipment                      9,716        8,045        9,733       12,331        13,120
     Delivery and installation                24,237       26,511       28,162       32,767        38,626
     Other                                     3,011        5,832       10,734       17,568        22,252
                                           ---------     --------      -------      -------       -------
                  Total                     $119,133     $133,975     $158,520     $195,146      $236,190
---------------------------------------------------------------------------------------------------------

Gross profit:
     Leasing                                $ 38,005     $ 38,340     $ 47,898     $ 56,916      $ 71,237
     Sales:
         New units                             2,534        2,854        3,853        4,999         6,685
         Rental equipment                      1,335        1,620        2,080        2,618         3,521
     Delivery and installation                 3,363        4,942        6,114        7,520        10,914
     Other                                     1,639        4,285        8,108       13,594        15,480
                                           ---------       ------       ------      -------        ------
                  Total                     $ 46,876     $ 52,041     $ 68,053     $ 85,647      $107,837
---------------------------------------------------------------------------------------------------------

Selling, general and administrative
     expenses                                $24,264      $29,376     $ 36,366     $ 42,320       $46,312
Restructuring costs (1)                        6,082          912          ---          ---           ---
Recapitalization expenses (2)                    ---          ---          ---          ---         5,105
Earnings (loss) from continuing
     operations before extraordinary item     (3,841)        (432)       2,679        7,086         4,530
Earnings (loss) from continuing
     operations before extraordinary
     item per common share(3)                   (.38)        (.04)         .26          .69           .65
                                               =====        =====      =======        =====         =====

Ratio of earnings to fixed charges (4)           0.7x         1.0x         1.2x         1.4x          1.2x
---------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Rental equipment, net                       $246,550     $283,181     $324,207     $356,183      $403,528
Total assets                                 296,062      336,786      384,616      429,546       514,175
Long-term debt                               197,044      226,879      265,812      294,827       533,304
Stockholder's equity (deficit)                36,421       38,667       41,346       46,443      (128,849)
---------------------------------------------------------------------------------------------------------

                                       7

         (1) Restructuring costs consist primarily of costs incurred in connection with the acquisition of Scotsman by Holdings in December 1993.

         (2) Recapitalization expenses represent costs incurred in connection with the recapitalization of Holdings in May 1997. These expenses include $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options. See
                  Note 1 of Notes to Consolidated Financial Statements.

         (3) All earnings per share amounts have been restated to reflect the Stock Dividend.

         (4) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings from continuing operations before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, expensed or capitalized, including amortization of deferred financing costs and debt discount and the estimated interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion regarding the financial condition and results of operations of the Company for the three years ended December 31, 1997 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Forward-Looking Statements".

GENERAL

         During 1997, the Company and Scotsman completed a series of transactions pursuant to a Recapitalization Agreement. See Recapitalization.

         The Company is a holding company formed in November 1993, and conducts its business solely through Scotsman, its wholly-owned subsidiary. Scotsman derives its revenues and earnings from the leasing and sale of mobile office and storage units, delivery and installation of those units and the provision of other ancillary products and services. Leasing operations account for a majority of Scotsman's revenues and gross profits. Used mobile office units are sold by Scotsman from its lease fleet in the ordinary course of its business at either fair market value or, to a lesser extent, pursuant to pre-established lease purchase options. Scotsman's cash flow is favorably affected by the sale of used units from its lease fleet as such units generally were purchased in previous years. Accordingly, the sale of used units results in the availability of the total cash proceeds and generally results in the reporting of gross profit on such sales.

         New unit sales revenues are derived from the sale of new mobile offices, similar to those units leased by Scotsman. Revenues from delivery and installation result from activities related to the transportation and installation of and site preparation for both leased and sold products. Other revenues are derived from other products and services including: rental of steps, furniture and ramps; sales of parts, supplies and security systems; and charges for granting insurance waivers and for damage billings.

         Although a portion of Scotsman's business is with customers in industries that are cyclical in nature and subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and Scotsman's operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) Scotsman's typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 12 months, (ii) the flexibility and low cost offered to Scotsman's customers by leasing which may be an attractive alternative to capital purchases, (iii) Scotsman's ability to redeploy units during regional recessions and (iv) the diversity of Scotsman's industry segments and the geographic balance of Scotsman's operations (historically during economic slowdowns, the construction industry, which represented 26% of its 1997 revenues, experiences declines in utilization rates, while other customer segments including education are more stable).

RESULTS OF OPERATIONS

                  1997 COMPARED WITH 1996. Revenues in 1997 were $236.2 million, a $41.0 million or 21.0% increase from revenues of $195.1 million in 1996. The increase resulted from a $15.8 million or 15.2% increase in leasing revenue, a $13.9 million or 49.5% increase in new sales revenue, a $5.9 million or 17.9% increase in delivery and installation revenue and a $4.7 million or 26.7% increase in other revenue. The increase in leasing revenue is attributable to a 14.2% increase in the average lease fleet to approximately 44,000 units, and an increase in the average fleet utilization of approximately two percentage points to 87%, partially offset by a $2 decrease in the average monthly rental rate. The decrease in the average monthly rental rate is a result of modest rate increases offset by changes in fleet mix. The increase in new sales revenue is primarily attributable to a large volume of classroom sales in California during 1997. The increase in delivery and installation revenue is due to the increases in leasing and new sales activity described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

         Gross profit in 1997 was $107.8 million, a $22.2 million or 25.9% increase from 1996 gross profit of $85.6 million. This increase is primarily a result of an increase in leasing gross profit of $14.3 million or 25.2% and gross profit from delivery and installation of $3.4 million or 45.1%. The increase in gross profit from leasing is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 54.5% in 1996 to 59.2% in 1997, primarily due to the change in the estimated residual value of rental equipment effective October 1, 1997. See note 2 of Notes to Consolidated Financial Statements. Excluding depreciation and amortization, leasing margins increased from 83.8% in 1996 to 84.6% in 1997. The increase in gross profit from delivery and installation revenue is due to the increase in related revenue described above and an improvement in the gross profit margin from 22.9% in 1996 to 28.3% in 1997 due to increased use of in-house resources vs. subcontractors.

         Selling, general and administrative (S,G&A) expenses increased by $4.0 million or 9.4% from 1996. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1996. Scotsman's branch network has expanded from 55 branches at December 31, 1996 to 72 branches at December 31, 1997 while the fleet has grown by approximately 6,400 units from December 31, 1996. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion.

         Recapitalization expenses of $5.1 million relate to accelerated incentive compensation and stock option expenses incurred in connection with the Recapitalization.

         Interest expense increased by 58.1% to $45.7 million in 1997 from $28.9 million in 1996. This increase is a result of increased borrowings to finance the Recapitalization as noted above and as a result of financing the fleet and branch growth described above.

         An extraordinary loss of $11.5 million (net of income taxes) arose from the extinguishment of the Company's debt as a result of the Recapitalization.

          1996 COMPARED WITH 1995. Revenues in 1996 were $195.1 million, a $36.6 million or 23.1% increase from revenues of $158.5 million in 1995. The increase resulted from a $17.7 million or 20.4% increase in leasing revenue, a $2.6 million or 26.7% increase in used sales revenue, a $4.9 million or 21.3% increase in new sales revenue, a $4.6 million or 16.4% increase in delivery and installation revenue and a $6.8 million or 63.6% increase in other revenue. The increase in leasing revenue is attributable to a 10% increase in the average lease fleet to approximately 38,600 units, an increase in the average fleet utilization of approximately four percentage points to 85% and an increase of $10 in the average monthly rental rate. The increase in new and used sales revenue is primarily due to the overall branch expansion that the Company has experienced during 1995 and 1996. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

         Gross profit in 1996 was $85.6 million, a $17.6 million or 25.8% increase from 1995 gross profit of $68.1 million. This increase is primarily a result of an increase in leasing gross profit of $9.0 million or 18.8% and gross profit from other revenue of $5.5 million or 67.6%. The increase in gross profit from leasing is a result of the increase in leasing revenue described above while the leasing profit margins dropped slightly. This decline in leasing profit margins is a result of the increases in depreciation and amortization expense during 1996. Excluding depreciation and amortization, leasing margins increased from 82.2% for 1995 to 83.8% for 1996. The increase in gross profit from other revenue is primarily due to the increase of revenue in this category as described above.

         Selling, general and administrative (S,G&A) expenses increased by $6.0 million or 16.4% from 1995, primarily due to an increase in field related expenses. This increase is a result of the branch expansion activity experienced by the Company during 1995 and 1996 and is comprised of a $3.5 million increase in personnel expenses and a $0.7 million increase in occupancy expenses.

         Interest expense increased by 14.3% to $28.9 million in 1996 from $25.3 million in 1995 primarily as a result of the increase in the average balances outstanding under the revolving line of credit. The increase is due to financing the fleet expansion and growth experienced by the Company during 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During 1995, 1996, and 1997, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $33.8 million in

1995, $46.0 million in 1996 and $31.7 million in 1997 was largely generated by the rental of units from the Company's lease fleet.

         The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, provision for deferred compensation, recapitalization expenses, interest, taxes and extraordinary loss. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $17.0 million or 22.6% to $92.4 million in 1997 compared to $75.3 million in 1996. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet and utilization, partially offset by a slight decline in average monthly rental rates and increased SG&A expenses to support the increased activities during 1997.

         Cash flow used in investing activities was $68.0 million in 1995, $70.0 million in 1996 and $85.2 million in 1997. Scotsman's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisition. Scotsman seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. During 1995, 1996 and 1997, Scotsman significantly increased its net capital expenditures through purchases of new units for the rental fleet, capital improvements and betterments for existing units and the acquisition of existing rental fleets. The expenditures increased the size of the rental fleet by approximately 4,400 units during 1995, 3,300 units during 1996 and 6,400 units during 1997. This increased activity was in response to increased customer demand and the implementation of Scotsman's fleet acquisition strategy. The following table sets forth Scotsman's investment in its lease fleet for the periods indicated.

                                                                         Year Ended December 31,
                                                                    --------------------------------
                                                                     1995         1996         1997
                                                                     ----         ----         ----
                                                                          (Dollars in millions)
     Gross capital expenditures for rental equipment:
           New units and betterments.................                $47.1        $69.2       $80.0

                                       12

                                                                         Year Ended December 31,
                                                                    --------------------------------
                                                                     1995         1996         1997
                                                                     ----         ----         ----
                                                                          (Dollars in millions)
           Acquisitions................................               25.0          3.1         7.4
                                                                      ----          ---         ---
                                                                      72.1         72.3        87.4
     Proceeds from sale of used rental equipment                      (9.7)       (12.3)      (13.1)
                                                                     -----       ------      ------
     Net capital expenditures for rental
      equipment(1).....................................              $62.4        $60.0       $74.3
                                                                     =====        =====       =====

     Lease fleet maintenance expenses included
            in the statement of operations.............              $15.3        $16.7       $18.3
                                                                     =====        =====       =====


         (1) This calculation now includes the proceeds received from the sale of used rental equipment rather than the book value of such sold equipment presented in prior periods. Prior year amounts have been restated.

         Scotsman believes it can manage the capital requirements of its lease fleet, and thus its cash flow, through the careful monitoring of its lease fleet additions. During 1995, 1996 and 1997, Scotsman was able to sell used units in the ordinary course of business (excluding units sold pursuant to purchase options) at an average of more than 95% of their total capitalized cost and at a premium to net book value. Such capitalized costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and note 2 of Notes to Financial Statements. Historically, Scotsman has recognized net gains on the sale of used units.

         Scotsman's maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of used units helps preserve the overall quality of Scotsman's lease fleet and enhances cash flow. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures greater than $1,000 that significantly extend the economic useful life of a unit or that materially alter a unit's configuration are capitalized. Scotsman estimates that the current annual capital expenditures (net of costs to replace used units that are sold) necessary to maintain its lease fleet and facilities at their current size and condition is approximately $20 million.

         Other capital expenditures of $6.9 million, $10.3 million and $10.9 million in 1995, 1996 and 1997, respectively, consist of those capital expenditures for items not directly related to the lease fleet, such as branch or headquarters equipment, leasehold improvements and management information systems.

         Cash provided by financing activities of $53.3 million in 1997 was primarily the result of a series of transactions related to the Recapitalization in May 1997, and net borrowings from long term debt. Cash provided by financing activities of $33.8 million in 1995 and $23.9 million in 1996 was primarily from borrowings under the line of credit.

         Scotsman's new credit facility matures May 21, 2002 and provides for a total line of credit of up to $300 million subject to the satisfaction of certain requirements (including a borrowing base test). Availability under the line was $253.5 million at December 31, 1997. Borrowings under the line may be used for working capital, acquisitions and general corporate purposes. At Scotsman's option, the revolving credit loans may be maintained as (a) Base Rate Loans which bear interest at the prime rate plus 1% or (b) Eurodollar Loans which bear interest at the Eurodollar Rate plus 2.25%. Beginning in 1998, the applicable margin used to calculate such interest rates may be reduced if Scotsman satisfies certain leverage ratios. The credit facility is guaranteed by Holdings and certain of Scotsman's subsidiaries and is secured by a first priority security interest in substantially all the assets of Scotsman, Holdings and such subsidiaries. The credit facility contains certain covenants including restrictions against mergers, acquisitions, and disposition of assets, voluntary prepayments of debt, financial covenants and certain other covenants.

         Scotsman believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

SEASONALITY

         Although demand from certain of Scotsman's customers is somewhat seasonal, Scotsman's operations as a whole are not seasonal to any significant extent.

INFLATION

         Scotsman believes that inflation has not had a material effect on its results of operations. However, an inflationary environment could materially increase interest rates on Scotsman's floating rate debt and the replacement cost of units in Scotsman's lease fleet. The price of used units sold by Scotsman could also increase in such an environment. Scotsman's standard 12 month lease term generally provides for annual rental rate escalation at the inflation rate as determined by the Consumer Price Index after the end of the initial lease term. In addition, Scotsman may seek to limit its exposure to interest rate fluctuations by utilizing certain hedging mechanisms, although it is under no obligation to do so.

IMPACT OF YEAR 2000

         Scotsman has developed a comprehensive Year 2000 Compliance Plan designed to ensure that its computer systems will function properly with respect to dates in the year 2000 and beyond. As part of this plan, Scotsman has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with Scotsman's systems or otherwise impact its operations. Scotsman is well underway with these efforts, which are expected to be substantially complete by December 31, 1998. During the past three years, Scotsman has upgraded and/or replaced certain computer hardware and software systems that are significant to its business operations. Such systems have been determined to be Year 2000-compliant. While Scotsman believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which Scotsman's systems and operations rely will be converted on a timely basis and will not have a material effect on Scotsman. The cost of the Year 2000 initiatives is not expected to be material to Scotsman's results of operations or financial position.

ITEM 8.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

Financial Statements:

                                                                                                               Page
                                                                                                               ----
   Scotsman Holdings, Inc. and Subsidiaries:
         Independent Auditors' Reports...........................................................................17
         Consolidated Balance Sheets as of December 31, 1997 and 1996............................................18
         Consolidated Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995...............................................................19
         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.........................................................20
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995...............................................................21
         Notes to Consolidated Financial Statements..............................................................23

   Williams Scotsman, Inc. and Subsidiaries:
         Independent Auditors' Reports...........................................................................35
         Consolidated Balance Sheets as of December 31, 1997 and 1996............................................36
         Consolidated Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995...............................................................37
         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.........................................................38
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995...............................................................39
         Notes to Consolidated Financial Statements..............................................................41

Financial Statement Schedules:
   Scotsman Holdings, Inc. and Subsidiaries:
         Schedule I - Condensed Financial Information of Registrant..............................................74

   Scotsman Holdings, Inc. and Subsidiaries:
         Schedule II - Valuation and Qualifying Accounts.........................................................76

         All schedules not listed have been omitted because of the absence of the conditions under which they are required or the required information is included elsewhere in the financial statements or notes thereto.

                         Report of Independent Auditors


Board of Directors
Scotsman Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Scotsman Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scotsman Holdings, Inc. and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Baltimore, Maryland
January 23, 1998

                    Scotsman Holdings, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                                                            December 31
                                                                                       1997             1996
                                                                              --------------------------------------
                                                                                           (In thousands)
Assets
Cash, and temporary investments of $13 in 1997 and 1996                              $     309        $    426
Trade accounts receivable, net of allowance for doubtful accounts of $253 in
   1997 and $258 in 1996                                                                25,537          23,145
Prepaid expenses and other current assets                                               14,008           9,295
Rental equipment, net of accumulated depreciation
   of $93,623 in 1997 and $67,520 in 1996                                              403,528         356,183
Property and equipment, net (Note 3)                                                    37,105          29,032
Deferred financing costs, net                                                           22,379           6,268
Other assets                                                                            11,309           5,197
                                                                              --------------------------------------
                                                                                     $ 514,175        $429,546
                                                                              ======================================
Liabilities and stockholders' equity
Accounts payable                                                                     $   7,518        $  9,826
Accrued expenses                                                                        14,398           9,957
Rents billed in advance                                                                 12,464          10,621
Promissory note                                                                         21,834               -
Long-term debt (Note 4)                                                                533,304         294,827
Deferred compensation (Note 7)                                                           2,699           3,300
Deferred income taxes (Note 5)                                                          50,807          54,572
                                                                              --------------------------------------
   Total liabilities                                                                 $ 643,024        $383,103
                                                                              --------------------------------------

Stockholders' equity:
   Common stock, $.01 par value.  Authorized: 10,000,000 shares; issued:
     8,228,468 shares in 1997 and 3,472,968 shares in 1996                           $      82        $     35
   Additional paid-in capital                                                          164,494          39,064
   Retained earnings                                                                     2,358           9,333
                                                                              --------------------------------------
                                                                                       166,934          48,432
Less treasury stock - 3,308,333 common shares in 1997 and 97,354 common
   shares in 1996, at cost                                                            (295,783)         (1,989)
                                                                              --------------------------------------
   Net stockholders' (deficit) equity                                                 (128,849)         46,443
                                                                              --------------------------------------
                                                                                     $ 514,175        $429,546
                                                                              ======================================

See accompanying notes to consolidated financial statements.

                    Scotsman Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                      Year ended December 31
                                                              1997             1996             1995
                                                     ------------------------------------------------------
                                                            (In thousands except per share amounts)
Revenues
Leasing                                                     $120,266         $104,438         $ 86,765
Sales:
   New units                                                  41,926           28,042           23,126
   Rental equipment                                           13,120           12,331            9,733
Delivery and installation                                     38,626           32,767           28,162
Other                                                         22,252           17,568           10,734
                                                     ------------------------------------------------------
         Total revenues                                      236,190          195,146          158,520
                                                     ------------------------------------------------------

Cost of sales and services
Leasing:
   Depreciation and amortization                              30,459           30,588           23,417
   Other direct leasing costs                                 18,570           16,934           15,450
Sales:
   New units                                                  35,241           23,043           19,273
   Rental equipment                                            9,599            9,713            7,653
Delivery and installation                                     27,712           25,247           22,048
Other                                                          6,772            3,974            2,626
                                                     ------------------------------------------------------
         Total costs of sales and services                   128,353          109,499           90,467
                                                     ------------------------------------------------------
         Gross profit                                        107,837           85,647           68,053
                                                     ------------------------------------------------------

Selling, general and administrative expenses                  46,312           42,320           36,366
Recapitalization expenses                                      5,105                -                -
Other depreciation and amortization                            2,900            2,411            1,851
Interest, including amortization of deferred
   financing costs of $2,724, $2,557 and $1,708               45,744           28,936           25,306
                                                     ------------------------------------------------------
         Total operating expenses                            100,061           73,667           63,523
                                                     ------------------------------------------------------
         Income before income taxes and
             extraordinary item                                7,776           11,980            4,530
Income tax expense                                             3,246            4,894            1,851
                                                     ------------------------------------------------------
             Income before extraordinary item                  4,530            7,086            2,679
Extraordinary loss on early extinguishment of debt,
   net of income taxes of $6,861                              11,472                -                -
                                                     ------------------------------------------------------
         Net (loss) income                                  $ (6,942)        $  7,086         $  2,679
                                                     ======================================================

Earnings per common share:
         Income before extraordinary item                   $ 0.65           $   0.69         $   0.26
         Extraordinary loss                                  (1.65)                 -                -
                                                     ------------------------------------------------------
         Net (loss) income                                  $(1.00)          $   0.69         $   0.26
                                                     ======================================================

Earnings per common share, assuming dilution:
         Income before extraordinary item                   $ 0.62           $   0.69         $   0.26
         Extraordinary loss                                  (1.57)                 -                -
                                                     ------------------------------------------------------
         Net (loss) income                                  $(0.95)          $   0.69         $   0.26
                                                     ======================================================

See accompanying notes to consolidated financial statements.

                    Scotsman Holdings, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity




                                         Common Stock        Additional
                                   -------------------------  Paid-in      Retained      Treasury
                                      Shares      Amount      Capital      Earnings        Stock       Total
                                   ------------------------------------------------------------------------------
                                                                  (In thousands)
Balance at December 31, 1994            3,473         $35     $ 39,064        $  (432)    $       -   $  38,667

Net income                                  -           -            -          2,679             -       2,679
                                   ------------------------------------------------------------------------------
Balance at December 31, 1995            3,473          35       39,064          2,247             -      41,346

Purchase of 97,354 shares of
   treasury stock                         (97)          -            -              -        (1,989)     (1,989)
Net income                                  -           -            -          7,086             -       7,086
                                   ------------------------------------------------------------------------------
Balance at December 31, 1996            3,376         $35     $ 39,064        $ 9,333     $  (1,989)  $  46,443

Purchase of 3,210,979 shares of
   treasury stock                      (3,211)          -            -              -      (293,794)   (293,794)
Issuance of 1,475,410 shares of
   common stock in connection with
   recapitalization                     1,475          14      125,430              -             -     125,444
Effect of three-for-one stock
   split effected in the form of a
   200 percent stock dividend           3,280          33            -            (33)            -           -
Net loss                                    -           -            -         (6,942)            -      (6,942)
                                   ------------------------------------------------------------------------------
Balance at December 31, 1997            4,920         $82     $164,494        $ 2,358     $(295,783)  $(128,849)
                                   ==============================================================================

See accompanying notes to consolidated financial statements.

                    Scotsman Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                            Year ended December 31
                                                                   1997              1996              1995
                                                            --------------------------------------------------------
                                                                                (In Thousands)
Cash flows from operating activities
Net (loss) income                                                $   (6,942)       $    7,086        $    2,679
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Extraordinary loss on extinguishment of debt                    18,333                 -                 -
     Depreciation and amortization                                   36,133            35,694            27,027
     Non-cash charges for interest                                    1,527             2,819             2,533
     Provision for bad debts                                          2,370             2,209             1,509
     Deferred income tax expense (benefit)                           (3,765)            4,568             1,751
     Provision for deferred compensation                                367             1,400             1,375
     Gain on sale of rental equipment                                (3,521)           (2,618)           (2,080)
     Increase in net trade accounts receivable                       (4,762)           (7,982)               (4)
     (Increase) decrease in other assets                             (6,112)              258              (648)
     Increase in accrued expenses                                     4,441               879               821
     Other                                                           (6,345)            1,653            (1,168)
                                                            --------------------------------------------------------
         Net cash provided by operating activities                   31,724            45,966            33,795
                                                            --------------------------------------------------------

Cash flows from investing activities
Redemption of certificates of deposit                                     -               250             1,255
Rental equipment additions                                          (87,403)          (72,277)          (72,096)
Proceeds from sales of rental equipment                              13,120            12,331             9,733
Purchase of property, plant and equipment, net                      (10,902)          (10,284)           (6,871)
                                                            --------------------------------------------------------
         Net cash used in investing activities                      (85,185)          (69,980)          (67,979)
                                                            --------------------------------------------------------

                    Scotsman Holdings, Inc. and Subsidiaries

                                                                          Year ended December 31
                                                                 1997              1996             1995
                                                          ------------------------------------------------------
                                                                             (In Thousands)
Cash flows from financing activities
Proceeds from promissory note payable                         $     21,834     $          -       $         -
Proceeds from long-term debt                                       797,084          219,420           204,389
Repayment of long-term debt                                       (560,184)        (193,362)         (168,040)
Increase in deferred financing costs                               (24,247)            (113)           (2,555)
Net proceeds from issuance of common stock                         125,444                -                 -
Payments to acquire treasury stock                                (293,794)          (1,989)                -
Loss on extinguishment of debt                                     (12,793)               -                 -
                                                          ------------------------------------------------------
      Net cash provided by financing activities                     53,344           23,956            33,794
                                                          ------------------------------------------------------
      Net decrease in cash                                            (117)             (58)             (390)

Cash at beginning of period                                            413              471               861
                                                          ------------------------------------------------------
Cash at end of period                                         $        296     $        413       $       471
                                                          ======================================================

Supplemental cash flow information:
   Cash paid for (received from) income taxes                 $        313     $        110       $        (5)
                                                          ======================================================
   Cash paid for interest                                     $     36,903     $     23,888       $    21,068
                                                          ======================================================


See accompanying notes to consolidated financial statements.

                    Scotsman Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                (Dollars in thousands, except per share amounts)



1.  ORGANIZATION AND BASIS OF PRESENTATION

Scotsman Holdings, Inc. was organized in November 1993 for the purpose of acquiring Williams Scotsman (Scotsman). The operations of Scotsman Holdings, Inc. and subsidiaries (the Company) consist of the leasing and sale of mobile offices, storage products, and their delivery and installation. Included in the operations of Scotsman are two wholly owned subsidiaries, Mobile Field Office Company (MFO) and Willscot Equipment, LLC (Willscot). Willscot, a special purpose subsidiary, was formed in May 1997. The operations of Willscot are limited to the leasing of its mobile office units to Scotsman under a master lease and issuing the guarantee. Effective April 30, 1997, MFO transferred substantially all of its assets to Scotsman and ceased operations.
Effective December 31, 1997, MFO was merged into Scotsman.

RECAPITALIZATION

Pursuant to a recapitalization agreement, on May 22, 1997, the Company (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 (or a price of $91.50 per share) in cash. In related transactions on the same date, (i) the Company purchased all of its outstanding 11% Series B senior notes due 2004 ($29,292 aggregate principal amount) for approximately $32,251, including accrued interest and fees, (ii) Scotsman purchased $164,660 aggregate principal amount of its 9.5% senior secured notes due 2000 for approximately $179,852, including accrued interest and fees and
(iii) Scotsman repaid all of its outstanding indebtedness ($119,017) under its prior credit facility. Additionally, in a series of subsequent transactions, Scotsman purchased the remaining $300 principal amount of its 9.5% senior secured notes due 2000 for approximately $351, including accrued interest and fees. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $18,333.

In connection with the recapitalization, (i) Scotsman accelerated the payment of deferred compensation under its long term incentive plan, (ii) all outstanding stock options under the Company's employee stock option plan vested and became immediately exercisable and (iii) Scotsman canceled a portion of the outstanding stock options. Accordingly, the Company recognized $5,105 of recapitalization expenses including $2,489 in connection with the acceleration of deferred compensation and $2,616 in connection with the cancellation of the stock options.

                    Scotsman Holdings, Inc. and Subsidiaries

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

RECAPITALIZATION (CONTINUED)

In order to refinance the recapitalization transaction, Scotsman issued $400,000 in 9.875% senior notes due 2007 and entered into a $300,000 revolving bank facility. Scotsman paid a dividend of $178,749 to the Company to pay recapitalization expenses, to repurchase the common stock and to purchase the 11% Series B senior notes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b)    LEASING OPERATIONS

       Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 36 months, and contractually averaged approximately 12 months at December 31, 1997. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%. Effective October 1, 1997, the Company changed its estimated residual value from 20% to 50% to better reflect the estimated residual value of the equipment. The effect of this change in estimate is a decrease in depreciation expense of approximately $2,800, and an increase in net income of approximately $1,841, or $0.27 per share, (net of the related tax expense) for the year ended December 31, 1997. Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

                    Scotsman Holdings, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)    DEFERRED FINANCING COSTS

       Costs of obtaining long-term debt are amortized using the straight-line method over the term of the debt.

(d)    PROPERTY AND EQUIPMENT

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

(f)    RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform to current year presentation.

                    Scotsman Holdings, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)    EARNINGS PER SHARE

       The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                       December 31
                                                     1997                 1996                 1995
                                              -------------------------------------------------------------
         Weighted-average shares-basic
             earnings per share                     6,934,374           10,207,290            10,418,904
         Effect of employee stock options             372,676               51,328                 8,092
                                              -------------------------------------------------------------
         Weighted-average shares- diluted
             earnings per share                     7,307,050           10,258,618            10,426,996
                                              =============================================================

       All earnings per share amounts have been restated to reflect the three-for-one stock split that was effected in the form of a 200 percent stock dividend. This dividend was declared by the Company in December, 1997 and resulted in the issuance of an additional 3,280 shares.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                December 31
                                            1997            1996
                                      ---------------------------------

Land                                      $ 8,043         $ 6,889
Buildings and improvements                 18,096          12,820
Furniture and equipment                    17,691          13,870
                                      ---------------------------------
                                           43,830          33,579
Less accumulated depreciation               6,725           4,547
                                      ---------------------------------
Net property and equipment                $37,105         $29,032
                                      =================================

                    Scotsman Holdings, Inc. and Subsidiaries

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                            December 31
                                                        1997         1996
                                                  ------------------------------

Borrowings under new revolving credit facility         $133,304      $      -
9.875% senior notes                                     400,000             -
Borrowings under prior revolving credit facility              -       103,753
9.5% senior secured notes                                     -       165,000
11% Series B notes                                            -        26,074
                                                  ------------------------------
                                                         $533,304    $294,827
                                                  ==============================

The loan agreement for the new revolving credit facility provides for a $300,000 revolving credit facility which matures May 21, 2002. Availability under the line is based upon a borrowing base calculation and was $253,525 at December 31, 1997. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%. Such rates will vary based upon specified leverage ratio thresholds. The weighted average interest rate was 8.1% at December 31, 1997. Borrowings under the credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, the credit facility loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage and fleet utilization.

The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year. On or after June 1, 2002, the notes are redeemable at the option of the Company, at redemption prices of 104.938% and 102.469% during the 12 month periods beginning June 1, 2002 and 2003, respectively, and 100% thereafter. Upon the occurrence of a change of control, the notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the applicable premium as defined in the agreement. Additionally, on or prior to June 1, 2000, the Company, at its option, may redeem up to $160,000 of notes, with the proceeds of a public equity offering at a redemption price of 109.875%.

                    Scotsman Holdings, Inc. and Subsidiaries

4.  LONG TERM DEBT (CONTINUED)

The notes are general unsecured obligations of the Company and are effectively subordinated in right of payment to all secured indebtedness, including the new revolving credit facility. Additionally, the notes are guaranteed by Scotsman's wholly-owned subsidiaries, MFO and Willscot. Such guarantees are full, unconditional and joint and several. The note indenture limits or restricts the Company's ability to incur additional indebtedness; make distributions of capital in an amount not to exceed 50% of accumulated earnings, excluding the recapitalization related distribution; dispose of property; incur liens on property and merge with or acquire other companies.

At December 31, 1997 and 1996, the fair value of long-term debt was approximately $551,000 and $297,000, respectively, based on the quoted market price of the senior notes, senior secured notes and the Series B notes and the book value of the revolving credit facilities, which are adjustable rate notes.

The Company also has a $21,834 promissory note payable due January, 1998 that was incurred in connection with the recapitalization transaction described in
Note 1. This note bears interest at a rate of 6%. See Note 9.

Letter of credit obligations at December 31, 1997 were $24,016, of which $22,700 relates to the promissory note payable above.

As discussed in Note 1, the prior revolving credit facility, the 9.5% senior secured notes and the 11% Series B notes were repaid in connection with the recapitalization.

                    Scotsman Holdings, Inc. and Subsidiaries

5.  INCOME TAXES

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                                      December 31
                                                                                   1997          1996
                                                                              -----------------------------
Deferred tax liabilities:
   Cost basis in excess of tax basis of assets and accelerated tax depreciation:
       Rental equipment                                                           $103,268       $94,050
       Property, plant and equipment                                                 1,074           983
                                                                              -----------------------------
         Total deferred tax liabilities                                            104,342        95,033
                                                                              -----------------------------
Deferred tax assets:
   Allowance for doubtful accounts                                                      98           100
   Rents billed in advance                                                           5,269         3,317
   Pre-acquisition separate company net operating loss carryovers                   32,282        25,816
   Net operating loss carryovers                                                    11,889         3,972
   Alternative minimum tax credit carryovers                                         1,465         1,465
   Investment tax credit carryovers                                                    860           860
   Holdings interest expense                                                             -         2,504
   Other                                                                             1,672         2,427
                                                                              -----------------------------
         Total deferred tax assets                                                  53,535        40,461
                                                                              -----------------------------
Net deferred tax liabilities                                                      $ 50,807       $54,572
                                                                              =============================

At December 31, 1997, the Company had net operating loss carryovers available for federal income tax purposes of approximately $115,930, including pre-acquisition separate company loss carryovers, as a result of both the purchase of Scotsman by the Company in December, 1993 and the May 22, 1997 recapitalization, available for federal income tax purposes of approximately $83,687, and investment tax credit carryovers of approximately $860. These carryovers expire at various dates from 2000 to 2012. The annual utilization of the preacquisition net operating loss carryovers is subject to certain limitations under the Internal Revenue Code. The Company is considering the implementation of tax planning strategies which would increase the annual limitation. Also, alternative minimum tax credit carryovers of approximately $1,465 are available without expiration limitations.

                    Scotsman Holdings, Inc. and Subsidiaries

5.  INCOME TAXES (CONTINUED)

The income tax (benefit) expense consists of the following:

                           Years ended December 31
                   1997              1996             1995
              ----------------------------------------------------

Current           $   150           $  326           $  100
Deferred           (3,765)           4,568            1,751
              ----------------------------------------------------
                  $(3,615)          $4,894           $1,851
              ====================================================

Federal           $(3,634)          $4,235           $1,602
State                  19              659              249
              ----------------------------------------------------
                  $(3,615)          $4,894           $1,851
              ====================================================

The provision for income taxes (benefit) is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income (loss) before income taxes as follows:

                                                        Years ended December 31
                                                   1997           1996         1995
                                                --------------------------------------
Income tax (benefit) at statutory rate           $ (3,695)      $  4,193     $  1,540
State income taxes, net of federal tax benefit         12            542           66
Other                                                  68            159          245
                                                --------------------------------------
                                                 $ (3,615)      $  4,894     $  1,851
                                                ======================================

6.  COMMITMENTS

The Company is obligated under noncancellable operating leases of certain equipment, vehicles and parcels of land. At December 31, 1997 approximate future minimum rental payments are as follows:

         1998                                  $ 2,569
         1999                                    2,475
         2000                                    2,157
         2001                                    1,792
         2002                                    1,394
         Thereafter                              3,380
                                               -------
                                               $13,767
                                               =======

Rent expense was $3,468 in 1997, and $2,875 in 1996 and $2,605 in 1995.

                    Scotsman Holdings, Inc. and Subsidiaries

7.  EMPLOYEE BENEFIT PLANS

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lessor of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($9,500 in 1997). All amounts under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions by the Company to the 401(k) Plan were approximately $309 in 1997, $243 in 1996, and $129 in 1995.

During 1997 the Company adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1997, the total amount deferred under this plan, including earnings, was $2,699.

Prior to the recapitalization transaction (described in Note 1), the Company had an Incentive Compensation Plan (the Plan) that covered approximately 40 management members. In connection with the Plan, the Company recorded $2,925, $1,800, and $1,775 of management incentive compensation in 1997, 1996, and 1995 respectively, a portion of which was deferred. In 1997, as part of the recapitalization transaction, the Company accelerated the payment of deferred compensation in the amount of $6,225 and the Plan was dissolved.

                    Scotsman Holdings, Inc. and Subsidiaries

7.  EMPLOYEE BENEFIT PLANS (CONTINUED)

In December 1997, the Company adopted a stock option plan for certain key employees. Under the plan, up to 390,000 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest ratably based on the Company meeting certain EBITDA goals over the next five years. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. In 1997, 353,850 options were granted under this plan. For those options in which both the grant date and the measurement date were known in 1997, no compensation expense was recorded.

The Company also adopted a stock option plan for certain key employees in March 1995. The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. The Company accounted for stock option grants under this plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants. All options outstanding under this plan became fully vested in conjunction with the recapitalization transaction. In addition, during 1997, employees with these options were given the opportunity to cancel their options at a price of $30.50 per option (as adjusted for the three-for-one stock split noted below). As a result, 128,400 of the outstanding options were canceled. The difference between the $30.50 and the option exercise price has been recorded as recapitalization expense in the consolidated statement of operations.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 1997 and 1996: risk-free interest rate of 6%; weighted average expected life of the options of 5 years; and no dividends.

                    Scotsman Holdings, Inc. and Subsidiaries

7.  EMPLOYEE BENEFIT PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                               1997      1996      1995
                                            -----------------------------

Pro forma net (loss) income                  $(8,477)   $9,076    $4,543
Pro forma (loss) income per common share $ (1.22) $ 2.73 $ 1.37 Pro forma (loss) income per common share,
   assuming dilution                         $ (1.16)   $ 2.73    $ 1.37


A summary of stock option activity and related information for the years ended December 31 follows. (All prior year amounts have been restated to reflect a three-for-one stock split effected in the form of a 200 percent stock dividend granted by the Company in December, 1997.):

                                     1997                      1996                     1995
                           ------------------------- ------------------------- ------------------------
                                         Weighted                  Weighted                Weighted
                                         Average                    Average                 Average
                                         Exercise                  Exercise                Exercise
                             Options       Price       Options       Price      Options      Price
                           ------------- ----------- ------------ ------------ ---------- ------------
Beginning balance             453,150      $ 8.37      114,600        $4.59            -      $   -
Granted                       676,440       24.73      345,150         9.60      114,600       4.59
Canceled                     (128,400)      10.65            -            -            -          -
Forfeited                      (1,500)      18.39       (6,600)        6.87            -          -
                           ------------- ----------- ------------ ------------ ---------- ------------
Ending balance                999,690      $19.14      453,150        $8.37      114,600      $4.59

Exercisable at end of year    716,610      $14.64      112,830        $7.63       22,920      $4.59
Weighted average minimum
   value of options granted
   during year                             $ 6.25                     $2.43                   $1.16

Exercise prices for options outstanding as of December 31, 1997 range from $4.59 to $30.50. The weighted-average remaining contractual life of those options is
8.9 years.

                    Scotsman Holdings, Inc. and Subsidiaries

8.  RELATED PARTY TRANSACTIONS

Prior to the recapitalization transaction, Scotsman had a management agreement with a subsidiary of the principal stockholder of the Company. The agreement provides that Scotsman would pay an annual fee of up to $250 in consideration for certain management, consulting and financial advisory services. The Company incurred expenses of $97, $250 and $250 for these services in 1997, 1996 and 1995, respectively. This agreement was terminated in conjunction with the recapitalization transaction.

9.  SUBSEQUENT EVENT

On January 15, 1998, through the payment of a dividend by Scotsman, the Company repaid its promissory note in the principal amount of $21,834 plus accrued interest. Scotsman obtained additional borrowings under their revolving credit facility to fund the dividend. As a result of the repayment of the promissory note, the underlying letter of credit in the amount of $22,700 was canceled.

                         Report of Independent Auditors


Board of Directors
Williams Scotsman, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Baltimore, Maryland
January 23, 1998

                    Williams Scotsman, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                                                    December 31,
                                                                                 1997              1996
                                                                        --------------------------------------
                                                                                   (In thousands)
ASSETS
Cash, and temporary investments of $13 in 1997 and 1996                       $     307           $    351
Trade accounts receivable, net of allowance for doubtful accounts of
   $253 in 1997 and $258 in 1996                                                 25,537             23,145
Prepaid expenses and other current assets                                        14,008              9,295
Rental equipment, net of accumulated depreciation of $93,623 in 1997
   and $67,520 in 1996                                                          403,528            356,183
Property and equipment, net (Note 3)                                             37,105             29,032
Deferred financing costs, net                                                    22,379              5,494
Other assets                                                                     11,309              5,197
                                                                        --------------------------------------
                                                                              $ 514,173           $428,697
                                                                        ======================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable                                                              $   7,518           $  9,826
Accrued expenses                                                                 13,568              8,924
Rents billed in advance                                                          12,464             10,621
Long-term debt (Note 4)                                                         533,304            268,753
Deferred compensation (Note 7)                                                    2,699              3,300
Deferred income taxes (Note 5)                                                   56,184             57,640
                                                                        --------------------------------------
   Total liabilities                                                            625,737            359,064
                                                                        --------------------------------------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     and outstanding 3,320,000 shares                                                33                 33
   Additional paid-in capital                                                    56,844             56,844
   Retained (deficit) earnings                                                 (168,441)            12,756
                                                                        --------------------------------------
Total stockholder's (deficit) equity                                           (111,564)            69,633
                                                                        --------------------------------------
                                                                              $ 514,173           $428,697
                                                                        ======================================


See accompanying notes to consolidated financial statements.

                    Williams Scotsman, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                           Year ended December 31
                                                                    1997           1996          1995
                                                              ---------------------------------------------
                                                                   (In thousands except per share amounts)
REVENUES
Leasing                                                           $120,266       $104,438      $ 86,765
Sales:
   New units                                                        41,926         28,042        23,126
   Rental equipment                                                 13,120         12,331         9,733
Delivery and installation                                           38,626         32,767        28,162
Other                                                               22,252         17,564        10,734
                                                              --------------------------------------------
       Total revenues                                              236,190        195,142       158,520
                                                              --------------------------------------------

COST OF SALES AND SERVICES
Leasing:
   Depreciation and amortization                                    30,459         30,588        23,417
   Other direct leasing costs                                       18,570         16,934        15,450
Sales:
   New units                                                        35,241         23,043        19,273
   Rental equipment                                                  9,599          9,713         7,653
Delivery and installation                                           27,712         25,247        22,048
Other                                                                6,772          3,974         2,626
                                                              --------------------------------------------
       Total costs of sales and services                           128,353        109,499        90,467
                                                              --------------------------------------------
       Gross profit                                                107,837         85,643        68,053
                                                              --------------------------------------------

Selling, general and administrative expenses                        46,256         42,260        36,295
Recapitalization expenses                                            5,105              -             -
Other depreciation and amortization                                  2,900          2,411         1,851
Interest, including amortization of deferred financing
   costs of $2,688, $2,449 and $1,601                               43,611         25,797        22,485
                                                              --------------------------------------------
       Total operating expenses                                     97,872         70,468        60,631
                                                              --------------------------------------------

       Income before income taxes and extraordinary
          item                                                       9,965         15,175         7,422
Income tax expense                                                   3,986          5,980         2,863
                                                              --------------------------------------------
       Income before extraordinary item                              5,979          9,195         4,559
Extraordinary loss on extinguishment of debt, net of income
   taxes of $5,292                                                   8,427              -             -
                                                              --------------------------------------------
       Net  (loss) income                                           (2,448)         9,195         4,559
                                                              ============================================

Earnings per common share:
       Income before extraordinary item                           $   1.80       $   2.77      $   1.37
       Extraordinary loss                                            (2.54)             -             -
                                                              --------------------------------------------
       Net (loss) income                                          $  (0.74)      $   2.77      $   1.37
                                                              ============================================

See accompanying notes to consolidated financial statements.

                    Williams Scotsman, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholder's Equity


                                                      Common        Additional       Retained
                                                      Stock          Paid-in         Earnings
                                        Shares        Amount         Capital         (Deficit)        Total
                                    ----------------------------------------------------------------------------
                                                                  (In Thousands)

Balance at December 31, 1994              3,320           $33          $56,844       $   1,072      $  57,949
Net income                                    -             -                -           4,559          4,559
                                    ----------------------------------------------------------------------------
Balance at December 31, 1995              3,320            33          $56,844           5,631         62,508
Dividends - $ .62 per share                                                             (2,070)        (2,070)
Net income                                    -             -                -           9,195          9,195
                                    ----------------------------------------------------------------------------
Balance at December 31, 1996              3,320           $33          $56,844       $  12,756      $  69,633
Dividends - $53.84 per share
   (Note 1)                                   -             -                -        (178,749)      (178,749)
Net loss                                      -             -                -          (2,448)        (2,448)
                                    ----------------------------------------------------------------------------
Balance at December 31, 1997              3,320           $33          $56,844       $(168,441)     $(111,564)
                                    ============================================================================

See accompanying notes to consolidated financial statements.

                    Williams Scotsman, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                          Year ended December 31
                                                                      1997         1996         1995
                                                                 ----------------------------------------
                                                                              (In Thousands)
CASH FLOWS FROM  OPERATING ACTIVITIES
Net (loss) income                                                   $ (2,448)    $  9,195     $  4,559
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Extraordinary loss on extinguishment of debt                     13,719            -            -
     Depreciation and amortization                                    36,047       35,448       26,869
     Provision for bad debts                                           2,370        2,209        1,509
     Deferred income tax (benefit) expense                            (1,456)       5,654        2,763
     Provision for deferred compensation                                 367        1,400        1,375
     Gain on sale of rental equipment                                 (3,521)      (2,618)      (2,080)
     Increase in net trade accounts receivable                        (4,762)      (7,982)          (4)
     (Increase) decrease in other assets                              (6,112)         258         (648)
     Increase in accrued expenses                                      4,644          810          729
     Other                                                            (6,345)       1,653       (1,168)
                                                                 ------------------------------------------
         Net cash provided by operating activities                    32,503       46,027       33,904
                                                                 ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificates of deposit                                      -          250        1,255
Rental equipment additions                                           (87,403)     (72,277)     (72,096)
Proceeds from sales of rental equipment                               13,120       12,331        9,733
Purchase of property and equipment, net                              (10,902)     (10,284)      (6,871)
                                                                 ------------------------------------------
         Net cash used in investing activities                      $(85,185)    $(69,980)    $(67,979)
                                                                 ==========================================

                    Williams Scotsman, Inc. and Subsidiaries

                                                         Year ended December 31
                                                    1997          1996          1995
                                               -----------------------------------------
                                                             (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                     $ 797,084     $ 219,420     $ 204,389
Repayment of long-term debt                       (532,533)     (193,362)     (168,040)
Increase in deferred financing costs               (24,247)         (113)       (2,555)
Cash dividends paid                               (178,749)       (2,070)            -
Premium paid on extinguishment of debt              (8,917)            -             -
                                               ------------------------------------------
Net cash provided by financing activities           52,638        23,875        33,794
                                               ------------------------------------------
         Net decrease in cash                          (44)          (78)         (281)

Cash at beginning of period                            338           416           697
                                               ------------------------------------------
Cash at end of period                            $     294     $     338     $     416
                                               ==========================================

Supplemental cash flow information:
   Cash paid for (received from) income taxes    $     313     $     110     $      (5)
                                               ==========================================
   Cash paid for interest                        $  36,178     $  23,888     $  21,068
                                               ==========================================


See accompanying notes to consolidated financial statements.

                    Williams Scotsman, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                (Dollars in thousands, except per share amounts)



1.  ORGANIZATION AND BASIS OF PRESENTATION

Williams Scotsman, Inc. (the Company) is a wholly-owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company.

The operations of the Company consist of the leasing and sale of mobile offices and storage products (equipment) and their delivery and installation.

RECAPITALIZATION

Pursuant to a recapitalization agreement, on May 22, 1997, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 (or a price of $91.50 per share) in cash. In related transactions on the same date, (i) Holdings purchased all of its outstanding 11% Series B senior notes due 2004 ($29,292 aggregate principal amount) for approximately $32,251, including accrued interest and fees, (ii) the Company purchased $164,660 aggregate principal amount of its 9.5% senior secured notes due 2000 for approximately $179,852, including accrued interest and fees and
(iii) the Company repaid all of its outstanding indebtedness ($119,017) under its prior credit facility. Additionally, in a series of subsequent transactions, the Company purchased the remaining $300 principal amount of its 9.5% senior secured notes due 2000 for approximately $351, including accrued interest and fees. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13,719.

In connection with the recapitalization, (i) the Company accelerated the payment of deferred compensation under its long term incentive plan, (ii) all outstanding stock options under Holdings' employee stock option plan vested and became immediately exercisable and (iii) the Company canceled a portion of the outstanding stock options. Accordingly, the Company recognized $5,105 of recapitalization expenses including $2,489 in connection with the acceleration of deferred compensation and $2,616 in connection with the cancellation of the stock options.

                    Williams Scotsman, Inc. and Subsidiaries

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

RECAPITALIZATION (CONTINUED)

In order to finance the recapitalization, the Company issued $400,000 in 9.875% senior notes due 2007 and entered into a $300,000 revolving bank facility. The Company paid a dividend of $178,749 to Holdings to pay recapitalization expenses, to repurchase common stock and to purchase the 11% Series B senior notes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobile Field Office Company (MFO) and Willscot Equipment, LLC (Willscot). Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and severerable subordinated guarantor of the 9.875% senior notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee. Effective April 30, 1997, MFO transferred substantially all of its assets to the Company and ceased operations. Effective December 31, 1997, MFO merged into the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

(a)    USE OF ESTIMATES

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)    LEASING OPERATIONS

       Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 36 months, and contractually averaged approximately 12 months at December 31, 1997. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%. Effective October 1, 1997, the Company changed its estimated residual value from 20% to 50% to better reflect the estimated residual value of the equipment. The effect of this change in estimate is a decrease in

                    Williams Scotsman, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

(b)    LEASING OPERATIONS (CONTINUED)

       depreciation expense of approximately $2,800, and an increase in net income of approximately $1,826, or $0.55 per share, (net of the related tax expense) for the year ended December 31, 1997. Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

(c)    DEFERRED FINANCING COSTS

       Costs of obtaining long-term debt are amortized using a straight-line method over the term of the debt.

(d)    PROPERTY AND EQUIPMENT

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 20 to 40 years for buildings and improvements and 3 to 12 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

(e)    RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform to current year presentation.

(f)    INCOME TAXES

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

                    Williams Scotsman, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)    EARNINGS PER SHARE

       Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 1997, 1996 and 1995.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                          December 31
                                      1997            1996
                                   ---------------------------

Land                                 $ 8,043         $ 6,889
Buildings and improvements            18,096          12,820
 Furniture and equipment              17,691          13,870
                                   ---------------------------
                                      43,830          33,579
Less accumulated depreciation          6,725           4,547
                                   ---------------------------
Net property and equipment           $37,105         $29,032
                                   ===========================

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                           December 31
                                                       1997           1996
                                                    --------------------------

Borrowings under new revolving credit facility        $133,304      $      -
9.875% senior notes                                    400,000             -
Borrowings under prior revolving credit facility             -       103,753
9.5% senior secured notes                                    -       165,000
                                                    --------------------------
                                                      $533,304      $268,753
                                                    ==========================

The loan agreement for the new revolving credit facility provides for a $300,000 revolving credit facility which matures May 21, 2002. Availability under the line is based upon a borrowing base calculation and was $253,525 at December 31, 1997. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%.

                    Williams Scotsman, Inc. and Subsidiaries

4.  LONG TERM DEBT (CONTINUED)

Such rates will vary based upon specified leverage ratio thresholds. The weighted average interest rate was 8.1% at December 31, 1997. Borrowings under the credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, the credit facility loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage and fleet utilization.

The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year. On or after June 1, 2002, the notes are redeemable at the option of the Company, at redemption prices of 104.938% and 102.469% during the 12 month periods beginning June 1, 2002 and 2003, respectively, and 100% thereafter. Upon the occurrence of a change of control, the notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the applicable premium as defined in the agreement. Additionally, on or prior to June 1, 2000, the Company, at its option, may redeem up to $160,000 of notes, with the proceeds of a public equity offering at a redemption price of 109.875%.

The notes are general unsecured obligations of the Company and are subordinated in right of payment to all secured indebtedness, including the new revolving credit facility. Additionally, the notes are guaranteed by the Company's wholly-owned subsidiaries, MFO and Willscot. Such guarantees are full, unconditional and joint and severable. The note agreement limits or restricts the Company's ability to incur additional indebtedness; make distributions of capital in an amount not to exceed 50% of accumulated earnings, excluding the recapitalization-related distribution; dispose of property; incur liens on property and merge with or acquire other companies.

At December 31, 1997 and 1996, the fair value of long-term debt was approximately $551,000 and $274,000, respectively, based on the quoted market price of the senior notes and senior secured notes and the book value of the revolving credit facilities, which are adjustable rate notes.

Letter of credit obligations at December 31, 1997 were $24,016, of which $22,700 relates to a promissory note payable of Holdings which was repaid on January 15, 1998 (see Note 10).

As discussed in Note 1, the prior revolving credit facility and the 9.5% senior secured notes were repaid in connection with the recapitalization.

                    Williams Scotsman, Inc. and Subsidiaries

5.  INCOME TAXES

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                                      December 31
                                                                                   1997          1996
                                                                              -----------------------------
Deferred tax liabilities:
Cost basis in excess of tax basis of assets and accelerated tax depreciation:
     Rental equipment                                                             $103,268       $94,050
     Property and equipment                                                          1,074           983
                                                                              -----------------------------
       Total deferred tax liabilities                                              104,342        95,033
                                                                              -----------------------------
Deferred tax assets:
Allowance for doubtful accounts                                                         98           100
Rents billed in advance                                                              5,269         3,317
Pre-acquisition separate company net operating loss carryovers                      32,282        25,816
Net operating loss carryovers                                                        6,511         3,547
Alternative minimum tax credit carryovers                                            1,465         1,465
Investment tax credit carryovers                                                       860           860
Other                                                                                1,673         2,288
                                                                              -----------------------------
       Total deferred tax assets                                                    48,158        37,393
                                                                              -----------------------------
Net deferred tax liabilities                                                      $ 56,184       $57,640
                                                                              =============================

At December 31, 1997, the Company had net operating loss carryovers available for federal income tax purposes of approximately $100,565, including pre-acquisition separate company loss carryovers, as a result of both the purchase of the Company by Holdings in December, 1993 and the May 22, 1997 recapitalization, available for federal income tax purposes of approximately $83,687 and investment tax credit carryovers of approximately $860. These carryovers expire at various dates from 2000 to 2012. The annual utilization of the preacquisition net operating loss carryovers is subject to certain limitations under the Internal Revenue Code. The Company is considering the implementation of tax planning strategies which would increase the annual limitation. Also, alternative minimum tax credit carryovers of approximately $1,465 are available without expiration limitations.

                    Williams Scotsman, Inc. and Subsidiaries

5.  INCOME TAXES (CONTINUED)

The income tax (benefit) expense consists of the following:

                             Years ended December 31
                         1997          1996          1995
                    -------------------------------------------

Current                $     150      $    326       $   100
Deferred                  (1,456)        5,654         2,763
                    -------------------------------------------
                         $(1,306)       $5,980        $2,863
                    ===========================================

Federal                  $(1,325)       $5,145        $2,453
State                         19           835           408
                    -------------------------------------------
                         $(1,306)       $5,980        $2,863
                    ===========================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% in 1997 and 1996 and 34% in 1995 to income before income taxes as follows:

                                                   Years ended December 31
                                                   1997      1996     1995
                                                ----------------------------

Income tax at statutory rate                     $(1,314)   $5,311   $2,524
State income taxes, net of federal tax benefit        12       543      308
Other                                                 (4)      126       31
                                                ----------------------------
                                                 $(1,306)   $5,980   $2,863
                                                ============================

                    Williams Scotsman, Inc. and Subsidiaries

6.  COMMITMENTS

The Company is obligated under noncancellable operating leases of certain equipment, vehicles and parcels of land. At December 31, 1997 approximate future minimum rental payments are as follows:

         1998                               $ 2,569
         1999                                 2,475
         2000                                 2,157
         2001                                 1,792
         2002                                 1,394
         Thereafter                           3,380
                                            -------
                                            $13,767
                                            =======

Rent expense was $3,468 in 1997, $2,875 in 1996 and $2,605 in 1995.

7.  EMPLOYEE BENEFIT PLANS

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lessor of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($9,500 in 1997). All amounts under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions by the Company to the 401(k) Plan were approximately $309 in 1997, $243 in 1996, and $129 in 1995.

During 1997 the Company adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1997, the total amount deferred under this Plan, including earnings, was $2,699.

                    Williams Scotsman, Inc. and Subsidiaries

7.  EMPLOYEE BENEFIT PLANS (CONTINUED)

Prior to the recapitalization transaction (described in Note 1), the Company had an Incentive Compensation Plan (the Plan) that covered approximately 40 management members. In connection with the Plan, the Company recorded $2,925, $1,800, and $1,775 of management incentive compensation in 1997, 1996, and 1995 respectively, a portion of which was deferred. In 1997, as part of the recapitalization transaction, the Company accelerated the payment of deferred compensation in the amount of $6,225 and the Plan was dissolved.

In December 1997, the Company adopted a stock option plan for certain key employees. Under the plan, up to 390,000 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest ratably based on the Company meeting certain financial goals over the next five years. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. In 1997, 353,850 options were granted under this plan. For those options in which both the grant date and the measurement date were known in 1997, no compensation expense was recorded.

The Company also adopted a stock option plan for certain key employees in March 1995. The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. The Company accounted for stock option grants under this plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants. All options outstanding under this plan became fully vested in conjunction with the recapitalization transaction. In addition, employees with these options were given the opportunity to cancel their options at a price of $30.50 (as adjusted for three-for-one stock split noted below) per option. As a result, 128,400 of the outstanding options were canceled in 1997. The difference between the $30.50 and the option exercise price has been recorded as recapitalization expense in the consolidated statement of operations.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate,

                    Williams Scotsman, Inc. and Subsidiaries

7.  EMPLOYEE BENEFIT PLANS (CONTINUED)

over the expected exercise life of the option. The following weighted average assumptions were used for 1997 and 1996: risk-free interest rate of 6%; weighted average expected life of the options of 5 years; and no dividends.

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:


                                          1997       1996     1995
                                       ----------- -------- --------

Pro forma net (loss) income             $(3,983)    $9,076   $4,543
Pro forma (loss) earnings per share     $ (1.20)    $ 2.73   $ 1.37


A summary of stock option activity and related information for the years ended December 31 follows. (All prior year amounts have been restated to reflect a three-for-one stock split effected in the form of a 200 percent stock dividend granted by Holdings in December, 1997.):

                                          1997                      1996                     1995
                                -------------------------- ------------------------ -----------------------
                                               Weighted                 Weighted                Weighted
                                                Average                  Average                 Average
                                               Exercise                 Exercise                Exercise
                                  Options        Price      Options       Price      Options      Price
                                ------------- ------------ ----------- ------------ ---------- ------------
Beginning balance                 453,150         $ 8.37    114,600      $ 4.59             -         -
Granted                           676,440          24.73    345,150        9.60       114,600      4.59
Canceled                         (128,400)         10.65          -            -            -         -
Forfeited                          (1,500)         18.39     (6,600)       6.87             -         -
                                ------------- ------------ ----------- ------------ ---------- ------------
Ending balance                    999,690         $19.14    453,150      $ 8.37       114,600     $4.59

Exercisable at end of year        716,610         $14.64    112,830      $ 7.63        22,920     $4.59

Weighted average minimum
   value of options granted
   during year                                    $ 6.25                 $ 2.43                   $1.16

Exercise  prices  for  options   outstanding  as  of  December  31,  1997  range
from  $4.59  to  $30.50.   The weighted-average remaining contractual life of
those options is 8.9 years.

                    Williams Scotsman, Inc. and Subsidiaries

8.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

The 9.875% senior notes issued by the Company are guaranteed by its wholly owned subsidiaries, MFO and Willscot. See Note 2 for a description of the operations of these subsidiaries. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. Full separate financial statements of the guarantor subsidiaries have not been included because management has determined they are not material to investors. Summarized financial statements of those subsidiaries as of and for the year ended December 31, 1997 are as follows:

             Balance Sheet
             -------------
                 Assets:
                    Rental equipment, at cost                 $340,066
                    Less accumulated depreciation               47,701
                                                            ------------
                    Net rental equipment                       292,449

                    Other assets                                 2,084
                                                            ------------

                    Total assets                              $294,449
                                                            ============

                 Liabilities and stockholder's equity:
                    Total liabilities                              612
                                                            ------------

                    Stockholder's equity                       293,837
                                                            ------------

                    Total liabilities and stockholder's
                    equity                                    $294,449
                                                            ============

             Statement of Operations
             -----------------------
                 Revenue:
                    Leasing                                   $ 21,932
                    Other                                          509
                                                            ------------
                                                                22,441

                 Expenses:
                    Selling, general and administrative         11,999
                    Depreciation                                 9,895
                    Interest                                       547
                                                            ------------
                                                                22,441
                                                            ------------
             Net income                                       $      -
                                                            ============

                    Williams Scotsman, Inc. and Subsidiaries

9. RELATED PARTY TRANSACTIONS

Prior to the recapitalization transaction, the Company had a management agreement with a subsidiary of the principal stockholder of Holdings. The agreement provided that the Company would pay an annual fee of up to $250 in consideration for certain management, consulting and financial advisory services. The Company incurred expenses of $97, $250 and $250 for these services in 1997, 1996 and 1995, respectively. This agreement was terminated in conjunction with the recapitalization transaction.

10. SUBSEQUENT EVENT

On January 15, 1998, the Company paid a dividend to Holdings to facilitate Holdings repaying a promissory note in the principal amount of $21,834 plus accrued interest. The Company obtained additional borrowings under its revolving credit facility to fund the dividend. As a result of the repayment of the promissory note, the underlying letter of credit in the amount of $22,700 was canceled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS OF THE COMPANY

         The Company's directors and executive officers are as follows:

Name                                               Age                      Position
----                                               ---                      --------
Barry P.  Gossett............................      57      Director and Chairman of the Board
Gerard E. Holthaus...........................      48      President and Chief Executive Officer; Director
James N. Alexander...........................      38      Director
Daniel L. Doctoroff..........................      39      Director
Michael F. Finley............................      35      Director
Robert B. Henske.............................      36      Director
James L. Singleton...........................      42      Director
David P. Spalding............................      43      Director
Gerard E. Keefe..............................      41      Senior Vice President and Chief Financial Officer
Katherine K. Giannelli.......................      37      Vice President and Controller
John B. Ross.................................      49      Vice President and Corporate Counsel

DIRECTORS AND OFFICERS OF SCOTSMAN

         Scotsman's directors and executive officers are as follows:

Name                                               Age                      Position
----                                               ---                      --------
Barry P.  Gossett............................      57      Director and Chairman of the Board
Gerard E. Holthaus...........................      48      President and Chief Executive Officer; Director
James N. Alexander...........................      37      Director
Daniel L. Doctoroff..........................      38      Director
Michael F. Finley............................      35      Director
Robert B. Henske.............................      35      Director
James L. Singleton...........................      42      Director
David P. Spalding............................      43      Director
J. Collier Beall.............................      50      Senior Vice President and Southern Division Manager
Joseph F. Donegan............................      47      Senior Vice President and Northern Division Manager
Gerard E. Keefe..............................      41      Senior Vice President and Chief Financial Officer
Katherine K. Giannelli.......................      37      Vice President and Controller
Robert W. Hansen.............................      41      Vice President and Western Regional Manager
John H. Hennessey, Jr........................      52      Vice President-Marketing and Product Development
William C. LeBuhn............................      35      Vice President-Human Resources
John B. Ross.................................      49      Vice President and Corporate Counsel
William J. Wyatt.............................      58      Vice President-Marketing and Sales Support
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

---------

         Mr. Gossett has been Chairman of the Board since April 1997. He is currently a partner in Pascal Turner Partners, a real estate investment firm. He formerly served as Chairman and Chief Executive Officer of the Company from October 1995 to April 1997. Prior to this, he served as President and Chief Executive Officer of the Company from 1990 to October 1995. Mr. Gossett has been a director and employee of the Company or its predecessor for over twenty-five years. Before joining the Company, Mr. Gossett was a partner at Buchanan and Company, a Washington, D.C. accounting firm. Mr. Gossett was one of the founders of the Modular Building Institute, an industry trade group which represents member companies.

         Mr. Holthaus has been President and Chief Executive Officer of the Company since April 1997. He has been with the Company since June 1994, and served as President and Chief Operating Officer from October 1995 to April 1997 and was Executive Vice President and Chief Financial Officer prior thereto. He has served as a director since June 1994. Before joining the Company, Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst and Young (Baltimore), where he served as a partner from 1982 to 1988.

         Mr. Alexander was elected as a director of the Company in May 1997. Mr. Alexander has been a Vice President of Keystone and a Principal of Arbor Investors, L.L.C. since August 1995. Prior to joining Keystone, he worked at Goldman, Sachs & Co. where he was a Vice President in the Fixed Income Division from August 1993 to July 1995. He also serves on the Board of Advisors of FEP Capital Holdings, L.P.and FW Strategic Partners, L.P.

         Mr. Doctoroff was elected as a director of the Company in May 1997.
Mr. Doctoroff has been a Vice President of Keystone since October 1992, a Managing Director of Oak Hill Partners, Inc. and its predecessor, which provides investment advisory services to Acadia Partners, L.P. ("Acadia"), since August 1987, Vice President and Director of Acadia MGP, Inc., a corporate general partner of Acadia since March 1992 and a managing partner of Insurance Partners Advisors, L.P., which provides investment advisory services to Insurance Partners, L.P., since February 1994. Mr. Doctoroff is also a director of Bell & Howell Holdings Company, CapStar Hotel Company, American Capital Access Corporation and Payroll Transfers, Inc.

         Mr. Finley was elected as a director of the Company in May 1997. Mr. Finley has been a Principal of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. from 1989 to 1994.

         Mr. Henske was elected as a director of the Company in May 1997. From January 1997 to the present, Mr. Henske has been a Vice President of Keystone and a Principal at Arbor Investors, L.L.C. From January 1996 to December 1996, he was Executive Vice President, Chief Financial Officer and a director of American Savings Bank, F.A., a federally-chartered thrift. Mr. Henske is also a director of Reliant Building Products, Inc. From 1986 to January 1996, he was a partner and held various other positions with Bain & Company, a management consulting firm.

         Mr. Singleton was elected as a director of the Company in May 1997. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Singleton is also a director of Able Body Corporation, L.P., Thebault Company, Cinemark USA, Inc., and Genesis Eldercare Corp.

         Mr. Spalding was elected as a director of the Company in May 1997. Mr. Spalding has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. from February 1991 to April 1994. Previously, he held the position of Senior Vice President of Lehman Brothers Inc. from September 1988 to February 1991. From April 1987 to September 1988, he was Senior Vice President of General Electric Capital Corporation Corporate Finance Group, Inc. Prior to 1987 he was a Vice President of The First National Bank of Chicago. Mr. Spalding is also a director of AMTROL Inc., Frank's Nursery & Crafts, and Lear Corporation.

         Mr. Beall has been Senior Vice President and Southern Division Manager of the Company since September 1996 and was the Southeast Region Manager prior thereto. Mr. Beall's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel. Prior to joining the Company in 1977, Mr. Beall was a Regional Manager for Modular Sales and Leasing Company based in Georgia.

         Mr. Donegan has been Senior Vice President and Northern Division Manager of the Company since September 1996 and served as the Northeast Region Manager prior thereto. Mr. Donegan's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel. Mr. Donegan has over 20 years of experience within the industry. From 1991 through May 1994, Mr. Donegan held similar positions with Space Master Buildings, Kullman Industries and Bennett Mobile Offices.

         Mr. Keefe has been Senior Vice President and Chief Financial Officer of the Company since April 1997. He formerly served as Vice President, Fleet and Finance with responsibilities including overall fleet management and purchasing, treasury functions, planning and budgeting from February 1995 to April 1997. Prior to joining the Company, Mr. Keefe was with The Ryland Group, a national homebuilder headquartered in Columbia, Maryland, from 1993 to 1995. From 1991 to 1993, he was a management consultant serving the manufacturing, distribution and financial services industries, and from 1977 to 1991, he was with Ernst & Young, (Baltimore), most recently as a Senior Manager.

         Ms. Giannelli has been Vice President and Controller of the Company with responsibilities for the Company's accounting department including regulatory reporting since 1990. Prior to joining the Company, Ms. Giannelli was a Senior Manager of KPMG Peat Marwick in Baltimore, Maryland where she had been employed from 1982 to 1990.

         Mr. Hansen has been Vice President and Western Regional Manager with responsibility for Sales and Operations in the 13 Western States since 1994. His duties include attainment of branch profitability, fleet management, development of personnel and implementation of corporate poilicy in his region. Prior to joining the Company in 1983, Mr. Hansen was General Manager of Duracite Mfg., a cabinetwork and construction firm in the San Francisco Bay Area.

         Mr. Hennessey has been Vice President of Marketing and Product Development since September 1997. Mr. Hennessey's responsibilities include strategic planning, development of new products for rental and sale to customers and Scotsman's National Accounts Program. Mr. Hennessey has over 28 years of experience in the financial services industry. Prior to joining the Company, Mr. Hennessey was Senior Vice President of NationsBank from 1993 to 1997.

         Mr. LeBuhn has been Vice President of Human Resources since January 1994. Mr. LeBuhn's responsibilities include the management of human resources related programs. Prior to joining the Company, Mr. LeBuhn was Human Resources Manager for Sherwin-Williams Eastern Division from 1992 to January 1994 and Director of Human Resources for Consolidated International Insurance Group, Inc. from 1985 to 1992.

         Mr. Ross has been Corporate Counsel for the Company since February 1995. Prior to joining the Company, Mr. Ross was Corporate Counsel for MNC Leasing Corporation from 1983 to 1991 and Special Assets Counsel for MNC Financial, Inc. from 1991 to 1993. Prior to joining MNC Leasing Corporation, he was engaged in the private practice of law in both North Carolina and Maryland.

         Mr. Wyatt has been Vice President, Marketing and Sales Support since 1994. He was Director of Sales and Marketing for the Company from 1990 to 1994 and was National Sales Manager from 1988 to 1990. Before joining the Company, Mr. Wyatt operated W.J. Wyatt and Company, Inc., a consulting firm providing sales development, market planning, convention and meeting management and publishing services.

ITEM 11.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation for the last three completed fiscal years of the seven highest paid officers of the Company who received total compensation in excess of $100,000 during 1997.


                                                                                             Long Term Compensation
                                                                                             ----------------------
                                                                                               Awards       Payouts
                                                                                               ------       -------
                                                                Annual Compensation          Securities      LTIP
                                                          ------------------------------     Underlying     Payouts      All Other
                                                          Year        Salary       Bonus     Options(2)      $ (3)      Compensation
                                                          ----        ------       -----     ----------     -------     ------------
Gerard E. Holthaus
President and Chief Executive Officer (1)                 1997       $241,520     $50,500      165,090     $910,254        $15,858
                                                          1996        200,000      50,500       81,000                      15,422
                                                          1995        180,769      50,000       23,400                      12,968

Barry P. Gossett
Chairman of the Board                                     1997        249,488      51,000          ---      920,392         14,916
                                                          1996        225,000      51,000          ---                      20,374
                                                          1995        205,770      52,000          ---                      18,066

J. Collier Beall
Senior Vice President and Southern Division Manager       1997        212,610      20,000       65,000      377,750         11,050
                                                          1996        197,555      28,000       30,000                       9,825
                                                          1995        171,390      20,000        6,900                       7,200

Joseph F. Donegan
Senior Vice President and Northern Division Manager       1997        189,734      20,000       65,000      360,854         10,800
                                                          1996        179,288      25,000       30,000                       9,625
                                                          1995        148,635      15,000        5,850                       8,138

Gerard E. Keefe
Senior Vice President and Chief Financial Officer         1997        117,025      25,000       60,000      330,442         11,050
                                                          1996         89,769      21,000       27,000                       9,725
                                                          1995         75,277         ---          900                       7,150


Robert W. Hansen
Vice President and Western Regional Manager               1997        157,130      18,000       25,000      256,788          9,325
                                                          1996        132,601      12,000       15,000                       8,925
                                                          1995        133,500      12,000        5,850                       8,138

James D. Funk (5)                                         1997        130,470      19,500       15,000      277,750        877,858
                                                          1996        147,357      20,000       21,000                       9,144
                                                          1995        158,338      20,000        5,850                       7,875

(1) Effective April 1997, Mr. Holthaus succeeded Mr. Gossett as Chief Executive Officer.

(2) Represents options granted to purchase shares of Holdings pursuant to the 1994 Plan and, for 1997, options granted pursuant to both the 1994 Plan and the 1997 Plan. The numbers of options presented reflect the Stock Dividend.

(3) Represents accelerated payments made under the Long Term Incentive Plan which was terminated in May 1997 as a result of the Recapitalization.

(4) Represents disability insurance premium, key man life insurance premium, car allowance and employer match under the 401(k) Plan. For Mr. Funk, 1997 also represents severance and payments to cancel stock options.

(5) Mr. Funk was Vice President and Midwestern Regional Manager prior to his resignation in October, 1997.

         The following tables contain information covering stock options granted during 1997 to the Chief Executive Officer and the other officers named in the Executive Compensation table above and the number and value of unexercised stock options held by those officers at the end of the fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                                                            Potential Realizable
                                            Individual Grants                                                 Value at Assumed
                             -------------------------------------------------                                  Annual Rates
                                                 % of Total                                                    Of Stock Price
                                                  Options                                                     Appreciation for
                                                 Granted to       Exercise or                                    Option Term
                                Options         Employees in       Base Price        Expiration             --------------------
Name                         Granted (#)(1)      Fiscal Year      ($/Share)(2)          Date                 5%($)       10%($)
------------------------     --------------    --------------     ------------      ------------             -----       ------
Gerard E. Holthaus...........   79,590              11.8%             18.39           3/30/07 (3)             920,856    2,332,783
                                85,500              12.6%             30.50          12/18/07 (4)           1,639,890    4,156,155

Barry P. Gossett.............     -                   -                 -                -                       -            -

J. Collier Beall.............   30,000               4.4%             18.39           3/30/07 (3)             347,100      879,300
                                35,000               5.2%             30.50          12/18/07 (4)             671,300    1,701,350

Joseph F. Donegan............   30,000               4.4%             18.39           3/30/07 (3)             347,100      879,300
                                35,000               5.2%             30.50          12/18/07 (4)             671,300    1,701,350

Gerard E. Keefe..............   30,000               4.4%             18.39           3/30/07 (3)             347,100      879,300
                                30,000               4.4%             30.50           12/18/07(4)             575,400    1,458,300

Robert W. Hansen.............   15,000               2.2%             18.39           3/30/07 (3)             173,550      439,650
                                10,000               1.5%             30.50          12/18/07 (4)             191,800      486,100

James D. Funk (5)............   15,000               2.2%             18.39           3/30/07 (3)                -            -

___________

(1)      Share amounts have been adjusted to reflect the Stock Dividend.
(2)      Represents fair market value of Common Stock at date of grant.
(3)      Options became fully vested in conjunction with the Recapitalization.
(4) 50% of the options vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the next five years.
(5) In connection with the Recapitalization, Mr. Funk cancelled all of his options at a price of $30.50 (as restated for the Stock Dividend) per share.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION VALUES (1)

                                            Number of Securities
                                           Underlying Unexercised                     Value of Unexercised
                                                 Options at                           In-the-Money Options
                                             Fiscal Year end (#)                     At Fiscal Year End ($)
Name                                   Exercisable/Unexercisable(2)(3)           Exercisable/Unexercisable(4)
------------------                     -------------------------------           ----------------------------
Gerard E. Holthaus..................          201,090 / 68,400                         3,263,029 / 0
Barry P. Gossett....................                  -                                       -
J. Collier Beall ...................           73,900 / 28,000                         1,169,079 / 0
Joseph F. Donegan...................           72,850 / 28,000                         1,141,874 / 0
Gerard E. Keefe.....................           63,900 / 24,000                           950,919 / 0
Robert W. Hansen....................           37,850 / 8,000                            646,724 / 0
James D. Funk(5)....................                  -                                       -


(1)      No options were exercised by executive officers during fiscal 1997.
(2)      Share amounts have been adjusted to reflect the Stock Dividend.
(3) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the next five years. All other options became fully vested in conjunction with the Recapitalization.
(4)      Based on the estimated fair market value at December 31, 1997.
(5) In conjunction with the Recapitalization, Mr. Funk elected to cancel all of his stock options at a price of $30.50 (as adjusted for the Stock Dividend) per share. Mr. Funk resigned in October 1997.

SCOTSMAN HOLDINGS, INC. 1994 EMPLOYEE STOCK OPTION PLAN

         In March 1995, a stock option plan was adopted for certain key employees of Scotsman. In February 1997, after giving effect to the Stock Dividend, options for 322,590 shares of Holdings were granted at an offer price of $18.39 per share. All options outstanding under this plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

SCOTSMAN HOLDINGS, INC. 1997 EMPLOYEE STOCK OPTION PLAN

         In December 1997, a stock option plan was adopted for certain key employees. Under the plan, up to 390,000 options to purchase Holdings' outstanding common stock may be granted. In 1997, 353,850 options were granted under this plan at an offer price of $30.50 per share. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the next five years. All options expire 10 years from the date of grant.

LONG TERM INCENTIVE PLAN

         Scotsman adopted a long term incentive plan (the "Incentive Compensation Plan"). Under the terms of the Incentive Compensation Plan, which was terminated upon the consummation of the Recapitalization, certain management employees have been or would have been entitled to receive, for each of fiscal years 1994 through 1998, cash compensation if certain targets are or were met. In February 1997, $400,000 was paid to approximately 40 management employees based upon Scotsman's 1996 operating performance. Upon consummation of the Recapitalization, Scotsman accelerated the payment of $6,225,000 of previously deferred compensation to certain management employees under the Incentive Compensation Plan (including all executive officers of Scotsman) and such plan was terminated.

401(K)/DEFINED CONTRIBUTION PLAN

         On May 1, 1993, Scotsman adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each employee of Scotsman who completes one hour of service with Scotsman is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute the lesser of (i) 15% of their annual compensation from Scotsman or (ii) the dollar limit described in Section 402(g) of the Code ($9,500 in 1997). All amounts deferred under the 401(k) Plan's salary reduction feature by a participant are fully vested.

         The 401(k) Plan has a "matching" contribution feature under which Scotsman may contribute a percentage of the amount deferred by each participant who makes salary reduction deferrals to the 401(k) Plan, has been employed for 12 consecutive months by Scotsman, completes 1,000 hours of service with Scotsman during the Plan year and is employed by Scotsman on the last day of the year. This percentage, if any, is determined by the Board of Directors at their discretion and is communicated to 401(k) Plan participants during the year for which the matching contribution will be made. Matching contributions made on behalf of a 401(k) Plan participant are subject to a deferred vesting schedule based on the number of years a participant has been employed by Scotsman. A participant becomes 20%, 40%, 60%, 80% and 100% vested in the matching contributions made to the 401(k) Plan on his or her behalf after completion of 1, 2, 3, 4 and 5 years of service with Scotsman, respectively.

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

         In 1997, Scotsman made matching contributions to the 401(k) Plan participants in an aggregate amount of $309,453.

DEFERRED COMPENSATION PLAN FOR EXECUTIVES

         During 1997, Scotsman adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1997, the total amount deferred under this Plan, including earnings, was $2,699,224.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No director or executive officer of Scotsman was or is a director or executive officer of any corporation, other than Holdings, that has a director or executive officer who is also a director of Scotsman or a member of a committee of the Board of Directors. During 1997, no officers or employees of Scotsman other than Messrs. Gossett and Holthaus participated in deliberations of Scotsman's Board of Directors concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Holdings' Common Stock by (i) all persons owning of record or beneficially to the knowledge of the Company 5% or more of the issued and outstanding Holdings Common Stock, (ii) each director individually and (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                                                                   Shares of
Name                                                            Common Stock (1)         Percentage
----                                                            ----------------         ----------
Cypress Merchant Banking Partners L.P.(2)(3)(4)
     c/o The Cypress Group L.L.C.
     65 East 55th Street
     New York, NY 10022.........................................    2,026,203              41.18%

Cypress Offshore Partners L.P.(2)(3)(4)
     Bank of Bermuda (Cayman) Limited
     P.O. Box 513 G.T.
     Third Floor
     British American Tower
     George Town, Grand Cayman
     Cayman Islands, B.W.I......................................      104,946               2.13

Scotsman Partners, L.P.(3)(4)(5)
     201 Main Street
     Fort Worth, TX 76102.......................................    2,131,149              43.31

Odyssey Partners, L.P.(4)(6)
     31 West 52nd Street
     New York, NY 10019.........................................      290,223               5.90

James N. Alexander(7)...........................................          ---                ---
Daniel L. Doctoroff(7)..........................................          ---                ---
Michael F. Finley(8)............................................          ---                ---
Robert B. Henske(7).............................................          ---                ---
James L. Singleton(8)...........................................          ---                ---
David P. Spalding(8)............................................          ---                ---
Barry P. Gossett (4)(9).........................................      124,407               2.53
Gerard E. Holthaus (9)(10)(11)..................................      239,190               4.67
J. Collier Beall(9)(10)(11).....................................       78,400               1.57
Joseph F. Donegan(9)(10)(11)....................................       76,450               1.53
Gerard E. Keefe(9)(10)(11)......................................       65,400               1.31
Robert W. Hansen(9)(10)(11).....................................       44,000               0.89

All executive officers and directors as a group.................      803,522              14.52

(1)      Shares have been adjusted to reflect the Stock Dividend.

(2) Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are controlled by The Cypress Group L.L.C. or affiliates thereof. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey P. Hughes, James L. Singleton, David P. Spalding and James A. Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. Each of such individuals disclaims beneficial ownership of such shares.

(3) Does not include shares beneficially owned by members of management, as to which the Investor Group (as defined herein) has an irrevocable proxy.

(4) Under the Investor Stockholders Agreement, the Cypress Stockholders (as defined herein) and Scotsman Partners, L.P. have agreed to vote their shares for certain nominees for director and other matters and the Cypress Stockholders, Scotsman Partners, L.P., Odyssey and Mr. Gossett have agreed to restrict the transfer of their shares subject to certain exceptions. See "Certain Relationships and Related Transactions--Investor Stockholders Agreement."

(5) The shares of Holdings Common Stock beneficially owned by Scotsman Partners, L.P. may be deemed to be owned by J. Taylor Crandall, Group 31, Inc. ("Group 31") and Arbor Scotsman, L.P. ("AS"). Mr. Crandall is the sole stockholder of Group 31, which is the general partner of AS, which, in turn, is the general partner of Scotsman Partners, L.P. Group 31 and AS disclaim such beneficial ownership. The address of Mr. Crandall, Group 31 and AS is the same as Scotsman Partners. Mr. Crandall is the Chief Financial Officer of Keystone, Inc.

(6) The shares of common stock beneficially owned by Odyssey may be deemed to be beneficially owned by the general partners of Odyssey: Stephen Berger, Brian Wruble, Leon Levy, Jack Nash and Joshua Nash (collectively, the "General Partners"), who will share voting and investing control over such shares. The General Partners disclaim such beneficial ownership. The address of each of the General Partners is the address of Odyssey.

(7)      Such person's address is c/o Scotsman Partners, L.P.

(8)      Such person's address is c/o Cypress Merchant Banking Partners L.P.

(9) Such person's address is the address of the Company's principal executive offices.

(10) Each member of management is a party to the Stockholders' Agreement whereby he or she has agreed to limit the transferability of his or her shares. See "Certain Relationships and Related
         Transactions--Stockholders' Agreement."

(11)     Includes 201,090, 73,900, 72,850, 63,900, 37,850, and 612,590 shares held as options by Messrs. Holthaus, Beall, Donegan, Keefe and Hansen and all executive officers as a group, respectively, which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE RECAPITALIZATION

         Holdings, Odyssey, certain other existing stockholders of Holdings, certain partnerships affiliated with The Cypress Group L.L.C. and Scotsman Partners, L.P. are parties to a Recapitalization Agreement dated April 11, 1997 pursuant to which the Recapitalization occurred. See Recapitalization.

STOCKHOLDERS' AGREEMENT

         Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Scotsman Partners, L.P. (collectively the "Investor Group"), the Management Stockholders and the Company are parties to a Second Amended and Restated Management Stockholders' and Optionholders' Agreement dated as of May 22, 1997 (the "Stockholders' Agreement"), which amends and restates the Amended and Restated Management Stockholders' and Optionholders' Agreement dated as of June 6, 1994, and which contains certain rights and restrictions with respect to the transfer of each Management Stockholder's shares of Common Stock. The Stockholders' Agreement prohibits the transfer of any shares of Common Stock by each Management Stockholder (other than sales required in connection with the disposition of all shares of Common Stock owned by the Investor Group and its affiliates) until the earlier of fifteen months after an initial public offering of the equity of Scotsman or the day after the Investor Group and its affiliates have disposed of more than 33-1/3% of the shares of Common Stock originally acquired by the Investor Group, and thereafter, the aggregate number of shares which may be transferred by each Management Stockholder in any calendar year (other than certain required sales) may not exceed 25% of the number of shares acquired pursuant to the Subscription Agreement between Scotsman and such Management Stockholder plus the number of any shares acquired pursuant to the exercise of stock purchase options. In addition, the Stockholders' Agreement restricts the transfer of shares of Common Stock by each Management Stockholder for a period of five years from the date of purchase of such shares, except certain permitted transfers and transfers pursuant to an effective registration statement or in accordance with Rule 144 under the Securities Act. Upon the expiration of such five-year period, subject to the foregoing restrictions, each Management Stockholder may transfer his shares after giving to the Investor Group and Scotsman, respectively, a right of first refusal to purchase such shares.

         Each Management Stockholder has the right (and in limited circumstances the obligation) to sell his shares in connection with certain dispositions of shares by the Investor Group and the right to cause his shares to be included in certain registrations of Common Stock on behalf of the Investor Group. Each Management Stockholder has granted to the Investor Group an irrevocable proxy that permits the Investor Group to vote his shares. In addition, upon termination of any Management Stockholder's employment, Scotsman may elect to require such Management Stockholder to sell to Scotsman all of his shares.

INVESTOR STOCKHOLDERS AGREEMENT

         Upon consummation of the Recapitalization, Holdings, certain partnerships affiliated with The Cypress Group, LLC (the "Cypress Stockholders") and Scotsman Partners (collectively, including their permitted transferees, the "Investor Stockholders") and Odyssey, Barry Gossett, BT Investment Partners, Inc. and certain other stockholders (including their permitted transferees and the Investor Stockholders, the "Stockholders") entered into an investor stockholders agreement (the "Investor Stockholders Agreement").

         Under the terms of the Investor Stockholders Agreement, unless otherwise agreed by the Investor Stockholders, the board of directors of Holdings will consist of eight directors: three persons nominated by the Cypress Stockholders, three persons nominated by Scotsman Partners, the Chairman of the Board and the President of Holdings. Each of the Investor Stockholders agree to vote (or cause their affiliates to vote) to remove and replace each other's nominees in accordance with appropriate instructions. If the Holdings Common Stock held by either the Cypress Stockholders or Scotsman Partners is reduced to an amount less than 20% of the outstanding Holdings Common Stock but 5% or more of the outstanding Holdings Common Stock, the Cypress Stockholders or Scotsman Partners, as the case may be, will be entitled to designate one director. Each of the Cypress Stockholders or Scotsman Partners will lose the right to designate one director when the Cypress Stockholders or Scotsman Partners, as the case may be, no longer holds at least 5% of the outstanding Holdings Common Stock.

         Without the approval of a majority of the directors designated by each of the Cypress Stockholders and Scotsman Partners, respectively, Holdings will not take certain actions (including mergers, consolidations, sales of all or substantially all assets, electing or removing the Chairman or President of Holdings, issuing securities, incurring certain indebtedness, making certain acquisitions, approving operating and capital budgets and other major transactions).

         Under the Investor Stockholders Agreement, prior to the consummation of an initial public offering of Holdings Common Stock (an "IPO"), each Stockholder will have the right to acquire shares of Holdings Common Stock in connection with certain new issuances of Holdings Common Stock, on the same terms and conditions, for the amount necessary to allow the participating Stockholder to maintain its percentage holding of the outstanding Holdings Common Stock.

         The Investor Stockholders Agreement contains provisions limiting the ability of Stockholders to transfer their shares in certain circumstances. Among other provisions, the Investor Stockholders Agreement will include (i) rights of first offer in favor of the Investor Stockholders with respect to proposed transfers of shares to a third party and (ii) tag-along rights in favor of each Stockholder pursuant to which a selling Stockholder would be required to permit the other Stockholders to participate on a proportional basis in a transfer of shares to a third party. Also, if the Investor Stockholders determine to sell shares to a third party, in certain circumstances the Investor Stockholders will have the right to require the other Stockholders to sell their shares to such third party.

         Under the Investor Stockholders Agreement, the Stockholders have the right to require the Company to register their shares of Holdings Common Stock under the Securities Act in certain circumstances, including upon the demand of certain of the Stockholders.

         The Investor Stockholders Agreement (other than the registration rights provisions) will terminate (unless earlier terminated as specified in the Investor Stockholders Agreement) upon the earlier of (i) 10 years from the closing date and (ii) completion of an IPO.

ODYSSEY INVESTORS MANAGEMENT AGREEMENT

         Prior to the Recapitalization, the Company had entered into a management agreement with Odyssey Investors, Inc., a wholly owned subsidiary of Odyssey Partners. The agreement provided that the Company would pay an annual fee of up to $250,000 in consideration for certain management, consulting and advisory services. The Company incurred expenses of $96,575 for these services in 1997. The agreement was terminated in conjunction with the Recapitalization.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

         (a)      Financial Statements and Financial Statement Schedules (1) and
                  (2) See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K filed in the fourth quarter of 1997.

                  None.

         (c)      Exhibits

   Exhibit Number
   --------------

          2.1 --           Recapitalization Agreement, dated as of April 11, 1997.
                           (Incorporated by reference to Exhibit 2 of Form 8-K dated
                           May 22, 1997.)

          3.1 --           Certificate of Incorporation of Williams Scotsman, Inc.,
                           as amended.  (Incorporated by reference to Exhibit 3(i)
                           of Form 8-K dated November 27, 1996).

          3.2 -- By-laws of Williams Scotsman, Inc. (Incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-l, Commission File No. 33-68444).

          4.1 --           Indenture dated as of May 15, 1997 among Williams
                           Scotsman, Inc., Mobile Field Office Company, Willscot
                           Equipment, LLC and The Bank of New York, as trustee.
                           (Incorporated by reference to Exhibit 4.1 of Registration
                           Statement on Form S-4, Commission File No. 333-30753).


         10.1 --           Credit Agreement, dated as of May 22, 1997, by and
                           among Williams Scotsman, Inc., Scotsman Holdings, Inc.
                           each of the financial institutions named therein, Bankers
                           Trust Company, as issuing bank and BT Commercial
                           Corporation, as agent.  (Incorporated by reference to
                           Exhibit 10.1 of Registration Statement on Form S-4,
                           Commission File No. 333-30753).

                                       70

         10.3  --          Stockholder Agreement, dated as of May 22, 1997, among
                           Scotsman Partners, L.P., Cypress Merchant Banking
                           Partners, L.P., Cypress Offshore Partners, L.P., Odyssey
                           Partners, L.P., Barry Gossett, BT Investment Partners, Inc.
                           and certain other stockholders.  (Incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-4,
                           Commission File No.333-30753).

         10.4  --          Second Amended and Restated Management Stockholders'
                           and Optionholders' Agreement, dated as of May 22, 1997,
                           among Scotsman Partners, L.P., Cypress Merchant Banking
                           Partners, L.P., Cypress Offshore Partners, L.P., and
                           certain management stockholders of Holdings.  (Incorporated by reference to Exhibit 10.4 of Registration Statement on
                           Form S-4, Commission File No.333-30753).

         10.5  --          Scotsman Holdings, Inc. Employee Stock Purchase Plan.
                           (Incorporated by reference to Exhibit 10.8 of Registration
                           Statement on Form S-1 of Scotsman Holdings, Inc.
                           Commission File No. 33-68444).

         10.6  --          Scotsman Holdings, Inc. 1994 Employee Stock Option
                           Plan.  (Incorporated by reference to Exhibit 10.11 of
                           Scotsman's Form 10-K for the year ended
                           December 31, 1994).

         10.7  --          Scotsman Holdings, Inc. 1997 Employee Stock Option Plan.

         12.1  --          Statement regarding computation of ratios.

         21.1  --          Subsidiaries of Registrant: Williams Scotsman, Inc. and its subsidiaries
                           Mobile Field Office Company and Willscot Equipment, LLC

         27    --          Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCOTSMAN HOLDINGS, INC.

                                       By: /s/ Gerard E. Keefe
                                           ___________________________
                                           Gerard E. Keefe
                                           Senior Vice President and
                                           Chief Financial Officer

Dated:  March 27, 1998

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerard E. Keefe, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                 CAPACITY                              DATE
         ----                 --------                              ----

/s/ Gerard E. Holthaus        President, Chief Executive       March 27, 1998
__________________________    Officer and Director
Gerard E. Holthaus

/s/ Gerard E. Keefe           Senior Vice President and        March 27, 1998
__________________________    Chief Financial Officer
Gerard E. Keefe

/s/ Katherine K. Giannelli    Vice President and Controller    March 27, 1998
__________________________
Katherine K. Giannelli

/s/ Barry P. Gossett          Chairman of the Board            March 27, 1998
__________________________
Barry P. Gossett

/s/ James N. Alexander        Director                         March 27, 1998
__________________________
James N. Alexander

/s/ Daniel L. Doctoroff       Director                         March 27, 1998
__________________________
Daniel L. Doctoroff

         NAME                 CAPACITY                              DATE
         ----                 --------                              ----

/s/ Michael F. Finley         Director                         March 27, 1998
__________________________
Michael F. Finley

/s/ Robert B, Henske          Director                         March 27, 1998
__________________________
Robert B. Henske

/s/ James L. Singleton        Director                         March 27, 1998
__________________________
James L. Singleton

/s/ David P. Spalding         Director                         March 27, 1998
__________________________
David P. Spalding

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

           Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets                             December 31,
                                              --------------------------
                                                    (in thousands)
                                                 1997            1996
                                                 ----            ----
Assets
         Cash                                 $       2         $    75
         Investment in subsidiary              (109,494)         71,703
         Deferred financing costs, net               --             774
         Deferred income taxes                    5,377           3,068
                                              ---------         -------
                                              $(104,115)        $75,620
                                              =========         =======

Liabilities and Stockholders' Equity
         Accrued expenses                     $     830         $ 1,033
         Long-term debt                             -0-          26,074
         Promissory note payable                 21,834              --
                                              ---------         -------
                                                 22,664          27,107
                                              ---------         -------
         Stockholders' equity:
                  Common stock                       82              35
                  Additional paid-in capital    164,494          39,064
                  Retained earnings               4,428          11,403
                                              ---------         -------
                                                169,004          50,502
                  Treasury stock               (295,783)         (1,989)
                                              ---------         -------
                                               (126,779)         48,513
                                              ---------         -------
                                              $(104,115)        $75,620
                                              =========         =======

Condensed Statements of Operations                                   Year Ended December 31,
                                                              -------------------------------------
                                                                          (in thousands)

                                                              1997          1996              1995
                                                              ----          ----              ----
         Revenue                                            $    --        $ 2,074          $    --
                                                            -------        -------          -------

         Selling, general and administrative expenses            56             60               71
         Interest                                             2,133          3,139            2,821
                                                            -------        -------          -------
                                                              2,189          3,199            2,892
                                                            -------        -------          -------

         Loss before income taxes                            (2,189)        (1,125)          (2,892)
         Income tax benefit                                   2,309          1,086            1,012
                                                            -------        -------          -------

                  Income (loss) before equity in earnings
                     of subsidiaries and extraordinary item     120            (39)          (1,880)

         Extraordinary loss on early extinguishment of
            debt, net of income taxes                        (4,614)            --               --
         Equity in earnings (loss) of subsidiaries           (2,448)         9,195            4,559
                  Net income (loss)                         $(6,942)       $ 9,156          $ 2,679
                                                            =======        =======          =======

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

Statement of Cash Flows                                           Year Ended December 31,
                                                              ------------------------------
                                                                      (in thousands)
                                                                1997        1996       1995
                                                                ----        ----       ----
Cash flows from operating activities:
         Net income (loss)                                   $  (6,942)    $ 9,156    $ 2,679
         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:

               Extraordinary loss on extinguishment of debt      4,614         ---        ---
               Amortization                                         86         246        158
               Non-cash charges for interest                     1,527       2,819      2,533
               Deferred income tax benefit                      (2,309)     (1,086)    (1,012)
               Undistributed (earnings) loss of subsidiary       2,448      (9,195)    (4,559)
               Other                                              (203)         69         92
                                                             ---------     -------    -------
                 Net cash provided by (used in)
                           operating activities                   (779)      2,009       (109)
                                                             ---------     -------    -------

Cash flows from financing activities:
         Dividends received from subsidiary                    178,749         ---        ---
         Issuance of promissory note                            21,834         ---        ---
         Premium paid on extinguishment of debt                 (3,876)        ---        ---
         Repayments of long-term debt                          (27,651)        ---        ---
         Net proceeds from issuance of common stock            125,444         ---        ---
         Payments to acquire treasury stock                   (293,794)     (1,989)       ---
                                                             ---------     -------    -------
                  Net cash provided by (used in)
                           financing activities                    706      (1,989)       ---
                                                             ---------     -------    -------

                  Net increase (decrease) in cash                  (73)         20       (109)
         Cash at beginning of period                                75          55        164
                                                             ---------     -------    -------
         Cash at end of period                               $       2     $    75    $    55
                                                             =========     =======    =======

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts

                                               Year ended December 31,
                                           ------------------------------
                                             1997        1996        1995
                                             ----        ----        ----
                                                    (In thousands)

Allowance for Doubtful Accounts:
     Balance at beginning of the period     $   258     $   447     $   444
     Provision charged to expense             2,370       2,209       1,509
     Accounts receivable written-off         (2,375)     (2,398)     (1,468)
                                            -------     -------     -------

     Balance at end of the period           $   253     $   258     $   447
                                            =======     =======     =======

                             EXHIBITS TO FORM 10-K
                            SCOTSMAN HOLDINGS, INC.
                                 EXHIBIT INDEX

                                                                Sequentially
                                                                  Numbered
Exhibit No.                Description of Document                  Page
-----------                -----------------------              -------------
10.7     --       Scotsman Holdings, Inc. 1997 Employee
                  Stock Option Plan

12.1     --       Statement regarding computation of ratios.

27       --       Financial Data Schedule