Form 10-Q
period 1998-03-31
SCOTSMAN HOLDINGS INC
filed 1998-05-15
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     [x] THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number: 033-78954

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         As of March 31, 1998, 4,920,135 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q

PART I  -  FINANCIAL  INFORMATION                                         Page
                                                                          ----

         Item 1.   Financial Statements

         Consolidated Balance Sheets at March 31, 1998                      1
         and December 31, 1997

         Consolidated Statements of Operations for the three                2
         months ended March 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the three                3
         months ended March 31, 1998 and 1997

         Notes to Consolidated Financial Statements                         5

         Item 2.   Management's Discussion and Analysis of                  6
                   Financial Condition and Results of Operations

PART II  -  OTHER  INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                 9

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                         March 31,
                                                           1998     December 31,
         Assets                                         (Unaudited)     1997
         ------                                         ----------- ------------
                                                         (dollars in thousands)

Cash and temporary investments                           $     328          309
Trade accounts receivable, less allowance for
   doubtful accounts                                        24,871       25,537
Prepaid expenses and other current assets                   10,750       14,008

Rental equipment, net of accumulated depreciation of
   $88,165 in 1998 and $93,623 in 1997                     418,624      403,528

Property and equipment, net                                 40,674       37,105
Deferred financing costs, net                               21,810       22,379
Other assets                                                 9,763       11,309
                                                         ---------    ---------
                                                         $ 526,820      514,175
                                                         =========    =========
    Liabilities and Stockholders' Equity
    ------------------------------------

Accounts payable                                         $   7,580        7,518
Accrued expenses                                            24,298       14,398
Rents billed in advance                                     12,584       12,464
Promissory note                                               --         21,834
Long-term debt                                             556,477      533,304
Deferred compensation                                        2,814        2,699
Deferred income taxes                                       51,227       50,807
                                                         ---------    ---------

      Total liabilities                                    654,980      643,024
                                                         ---------    ---------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued 8,228,468 shares                           82           82
   Additional paid-in capital                              164,494      164,494
   Retained earnings                                         3,047        2,358
                                                         ---------    ---------

                                                           167,623      166,934

Less treasury stock, at cost - 3,308,333 common shares    (295,783)    (295,783)
                                                         ---------    ---------
         Net stockholders' deficit                        (128,160)    (128,849)
                                                         ---------    ---------
                                                         $ 526,820      514,175
                                                         =========    =========



See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                       1998       1997
                                                       ----       ----
                                                    (in thousands except
                                                share and per share amounts)

Revenues:
    Leasing                                          $31,861     28,018
    Sales:
       New units                                       9,170      8,545
       Rental equipment                                3,446      3,221
    Delivery and installation                          7,897      8,173
    Other                                              5,779      4,759
                                                     -------    -------

                 Total revenues                       58,153     52,716
                                                     -------    -------

Costs of sales and services:
    Leasing:
       Depreciation and amortization                   5,913      7,942
       Other direct leasing costs                      4,754      4,473
    Sales:
       New units                                       7,502      7,198
       Rental equipment                                2,466      2,566
    Delivery and installation                          5,863      6,125
    Other                                              1,278      1,243
                                                     -------    -------

                 Total costs of sales and services    27,776     29,547
                                                     -------    -------

                 Gross profit                         30,377     23,169
                                                     -------    -------

Selling, general and administrative expenses          13,634     12,132
Other depreciation and amortization                    1,539        612
Interest, including amortization of deferred
   financing costs                                    14,057      7,589
                                                     -------    -------

                 Total operating expenses             29,230     20,333
                                                     -------    -------

                 Income before income taxes            1,147      2,836
Income tax expense                                       458      1,125
                                                     -------    -------

                 Net income                          $   689      1,711
                                                     =======    =======

Earnings per common share                            $  0.14       0.17
                                                     =======    =======

Earnings per common share, assuming dilution         $  0.13       0.17
                                                     =======    =======

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                        1998         1997
                                                                        ----         ----
                                                                      (dollars in thousands)
Cash flows from operating activities:
    Net income                                                        $    689       1,711
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                             8,293       9,252
               Non-cash charges for interest                              --         1,527
               Provision for bad debts                                     603         680
               Deferred income tax expense                                 420       1,086
               Provision for deferred compensation                        --           275
               Gain on sale of rental equipment                           (980)       (655)
               Decrease (increase) in net trade accounts receivable         63      (1,947)
               Decrease in other assets                                  1,546         267
               Increase in accrued expenses                              9,900       4,556
               Other                                                     2,930      (3,486)
                                                                      --------    --------

                    Net cash provided by operating activities           23,464      13,266
                                                                      --------    --------

Cash flows from investing activities:

    Rental equipment additions                                         (23,475)    (20,318)
    Proceeds from sales of rental equipment                              3,446       3,221
    Purchases of property and equipment, net                            (4,483)     (2,703)
                                                                      --------    --------

                         Net cash used in investing activities        $(24,512)    (19,800)
                                                                      --------    --------


                                                                     (continued)

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                              1998        1997
                                                              ----        ----
                                                          (dollars in thousands)

Cash flows from financing activities:
    Repayment of promissory note payable                    (21,834)       --
    Proceeds from long-term debt                             85,676      59,824
    Repayment of long-term debt                             (62,503)    (53,315)
    Increase in deferred financing costs                       (272)        (25)
    Payments to acquire treasury stock                         --           (16)
                                                           --------    --------

               Net cash provided by financing activities      1,067       6,468
                                                           --------    --------

               Net incease (decrease) in cash                    19         (66)
Cash at beginning of period                                     296         413
                                                           --------    --------

Cash at end of period                                      $    315         347
                                                           ========    ========

Supplemental cash flow information:
    Cash paid for income taxes                             $     58          93
                                                           ========    ========

    Cash paid for interest                                 $  4,223       2,197
                                                           ========    ========


See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)

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

(2)    FINANCIAL STATEMENTS

       The financial information for the three months ended March 31, 1998 and 1997 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31,1998 and its operating results and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

       Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3)    EARNINGS PER SHARE

       Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

       The following table sets for the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                 March 31,
                                                              1998       1997
                                                              ----       ----

       Weighted-average shares - basic earnings per share  4,920,135  10,126,772

       Effect of employee stock options                      228,916     118,424
                                                           ---------  ----------

       Weighted-average shares - diluted earnings
         per share                                         5,149,051  10,245,196
                                                           =========  ==========

       Earnings per share amounts for 1997 have been restated to reflect the three-for-one stock split that was effected in the form of a 200 percent dividend which was declared by the Company in December, 1997.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

(4)    RECAPITALIZATION

       Pursuant to a recapitalization agreement, on May 22, 1997, the Company
       (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 (or a price of $91.50 per share) in cash. In related transactions on the same date, (i) the Company purchased all of its outstanding Series B 11% Senior Notes due 2004 ($29,292 aggregate principal amount) for approximately $32,251, including accrued interest and fees, (ii) Scotsman purchased $164,660 aggregate principal amount of its 9 1/2% Senior Secured Notes due 2000 for approximately $179,852, including accrued interest and fees and (iii) Scotsman repaid all of its outstanding indebtedness ($119,017) under its prior credit facility. Additionally, in a series of subsequent transactions, Scotsman purchased the remaining $300 principal amount of its 9.5% senior secured notes due 2000 for approximately $351, including accrued interest and fees. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $18,333.

       In connection with the recapitalization, (i) Scotsman accelerated the payment of deferred compensation under its long term incentive plan, (ii) all outstanding stock options under the Company's employee stock option plan vested and became immediately exercisable and (iii) Scotsman canceled a portion of the outstanding stock options. Accordingly, in the second quarter of 1997, the Company recognized $5,105 of recapitalization expenses including $2,489 in connection with the acceleration of deferred compensation and $2,616 in connection with the cancellation of the stock options.

       In order to finance the recapitalization transaction Scotsman issued $400,000 in 9 7/8% Senior Notes due 2007 and entered into a $300,000 revolving bank facility. Scotsman paid a dividend of $178,749 to the Company to pay recapitalization expenses, to repurchase the common stock and to purchase the Series B 11% Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997. Revenues in the quarter ended March 31, 1998 were $58.2 million, a $5.4 million or 10.3% increase from revenues of $52.7 million in the same period of 1997. This increase resulted primarily from a $3.8 million or 13.7% increase in leasing revenue, a $0.6 million or 7.3% increase in new sales revenue, and a $1.0 million or 21.4% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 15.6% to approximately 47,700 for the first quarter of 1998, combined with stable fleet utilization of 86%, offset by a slight overall decrease in the average monthly rental rate. This overall decrease in average monthly rental rate is a result of modest rate increases in its major products offset by changes in fleet mix. The increase in new sales revenue is due to the increase in volume of sales as a result of the increases in the size of the Company as discussed below. Other revenue increased as a result of increases in the rental of steps as well as miscellaneous revenue related to services provided for customer-owned units.

       Gross profit for the quarter was $30.4 million, a $7.2 million or 31.1% increase from the first quarter of 1997. This increase is primarily due to an increase in leasing gross profit of $5.6 million or 35.8%, an increase in gross profit from new sales of $0.3 million or 23.8%, an increase in gross profit from used sales of $0.3 million or 49.6% and an increase in gross profit from other revenue of $1.0 million or 28.0%. The increase in leasing gross profit is due to an increase in the leasing activity described above combined with an increase in leasing margins from 55.7% for the first quarter of 1997 to 66.5% for the first quarter of 1998, primarily due to the effect on depreciation expense of the change in the estimated residual value of rental equipment in October 1997. Excluding depreciation and amortization, leasing margins increased from 84.0% to 85.1%. The increase in the gross profit from new and used sales revenue is due to the increased activity described above. The increase in gross profit from other revenue is primarily due to the increase of revenue in this category as described above.

       Selling, general and administrative (SG&A) expenses increased by $1.5 million or 12.4% from the first quarter of 1997. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to the first quarter of 1997. The Company's branch network has expanded from 60 branches at March 31, 1997 to 73 branches at March 31, 1998 while the fleet has grown by approximately 5,800 units from March 31, 1997. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy expenses incurred in connection with this branch expansion.

       Interest expense increased by $6.5 million or 85.2% in the first quarter of 1998. This increase is a result of increased borrowings to finance the recapitalization in May 1997 and as a result of financing the fleet and branch growth described above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1998 and 1997, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $23.5 million and $13.3 million for the three months ended March 31, 1998 and 1997, respectively, was largely generated by the rental of units from the Company's lease fleet.

       The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and provision for deferred compensation. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $3.4 million or 17.7% to $22.7 million for the first quarter of 1998 compared to $19.3 million for the same period of 1997. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet and stable utilization, partially offset by a slight decline in the average monthly rental rate due to changes in fleet mix and increased SG&A expenses required to support the increased activities during the first quarter of 1998.

       Cash flow used in investing activities was $24.5 million and $19.8 million in the three months ended March 31, 1998 and 1997, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisition. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $1.1 million and $6.5 million in the three months ended March 31, 1998 and 1997, respectively, was primarily from borrowings under the line of credit offset by the repayment of a promissory note payable in 1998.

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

                                       SCOTSMAN HOLDINGS, INC.

                                       By:  /s/ Gerard E. Keefe
                                            _____________________________
                                            Gerard E. Keefe
                                            Senior Vice President and
                                            Chief Financial Officer

Dated: May __, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                             CAPACITY                    DATE
           ----                             --------                    ----

  /s/ Gerard E. Keefe              Senior Vice President and        May __, 1998
______________________________     Chief Financial Officer
Gerard E. Keefe


 /s/ Katherine K. Giannelli        Vice President and Controller    May __, 1998
______________________________
Katherin K. Giannelli

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCOTSMAN HOLDINGS, INC.

                                       By: ____________________________
                                           Gerard E. Keefe
                                           Senior Vice President and
                                           Chief Financial Officer

Dated: May __, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         CAPACITY                      DATE
             ----                         --------                      ----

                                    Senior Vice President and       May __, 1998
________________________________    Chief Financial Officer
Gerard E. Keefe

                                    Vice President and Controller   May __, 1998
________________________________
Katherine K. Giannelli