Form 10-Q
period 1998-06-30
SCOTSMAN HOLDINGS INC
filed 1998-08-14
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         As of June 30, 1998, 4,918,335 shares of common stock ("Common Stock") of the Registrant were outstanding.

                            SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                          Page
                                                                          ----
     Item 1.      Financial Statements


     Consolidated Balance Sheets at June 30, 1998                           1
     and December 31, 1997

     Consolidated Statements of Operations for the three                    2
     months ended June 30, 1998 and 1997

     Consolidated Statements of Cash Flows for the three                    3
     months ended June 30, 1998 and 1997

     Notes to Consolidated Financial Statements                             5


     Item 2.      Management's Discussion and Analysis of                   6
                  Financial Condition and Results of Operations



PART II  -  OTHER INFORMATION


     Item 5.      Other Information                                         9

     Item 6.      Exhibits and Reports on Form 8-K                          9

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                    June 30,
                                                                      1998          December 31,
         Assets                                                    (Unaudited)          1997
         ------                                                    -----------      ------------
                                                                       (dollars in thousands)

Cash                                                                $     381        $     309
Trade accounts receivable, less allowance for
  doubtful accounts                                                    31,471           25,537
Prepaid expenses and other current assets                              12,488           14,008

Rental equipment, net of accumulated depreciation of
    $91,744 in 1998 and $93,623 in 1997                               451,177          403,528

Property and equipment, net                                            41,724           37,105
Deferred financing costs, net                                          21,011           22,379
Other assets                                                            9,937           11,309
                                                                    ---------        ---------
                                                                    $ 568,189        $ 514,175
                                                                    =========        =========
Liabilities and Stockholder's Equity
------------------------------------
Accounts payable                                                    $  13,077        $   7,518
Accrued expenses                                                       15,683           14,398
Rents billed in advance                                                13,841           12,464
Promissory note                                                           ---           21,834
Long-term debt                                                        595,412          533,304
Deferred compensation                                                   3,102            2,699
Deferred income taxes                                                  52,771           50,807
                                                                    ---------        ---------

    Total liabilities                                                 693,886          643,024
                                                                    ---------        ---------

Stockholder's equity:
  Common stock, $.01 par value.  Authorized 10,000,000
    shares; issued and outstanding 8,228,468 shares                        82               82
  Additional paid-in capital                                          164,494          164,494
  Retained deficit                                                      5,565            2,358
                                                                    ---------        ---------
                                                                      170,141          166,934

Less treasury stock, at cost - 3,310,133 shares in 1998
  and 3,308,333 in 1997                                              (295,838)        (295,783)
                                                                    ---------        ---------
       Net stockholders' deficit                                     (125,697)        (128,849)
                                                                    ---------        ---------

                                                                    $ 568,189        $ 514,175
                                                                    =========        =========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three months ended        Six months ended
                                                                June 30,                 June 30,
                                                          --------------------    ----------------------
                                                            1998        1997        1998          1997
                                                            ----        ----        ----          ----
                                                        (in thousands except share and per share amounts)
Revenues:
  Leasing                                                 $ 33,373    $ 29,097    $ 65,234     $ 57,115
Sales:
    New units                                                9,571       9,292      18,741       17,837
    Rental equipment                                         3,832       2,970       7,278        6,191
    Delivery and installation                               10,941       9,379      18,838       17,552
    Other                                                    5,864       5,253      11,643       10,012
                                                          --------    --------    --------     --------
      Total revenues                                        63,581      55,991     121,734      108,707
                                                          --------    --------    --------     --------

Costs of sales and services:
   Leasing:
      Depreciation and amortization                          6,133       8,120      12,046       16,062
      Other direct leasing costs                             4,932       4,392       9,686        8,865
   Sales:
      New units                                              7,748       7,857      15,250       15,055
      Rental equipment                                       2,887       2,195       5,353        4,761
   Delivery and installation                                 7,551       6,736      13,414       12,861
   Other                                                     1,076       1,472       2,354        2,715
                                                          --------    --------    --------     --------
      Total costs                                           30,327      30,772      58,103       60,319
                                                          --------    --------    --------     --------

      Gross profit                                          33,254      25,219      63,631       48,388
                                                          --------    --------    --------     --------

Selling, general and administrative expenses                12,898      11,648      26,532       23,780
Recapitalization expenses                                      ---       5,105         ---        5,105
Other depreciation and amortization                          1,894         641       3,433        1,253
Interest, including amortization of deferred
  financing costs                                           14,363      10,235      28,420       17,824
                                                          --------    --------    --------     --------
        Total operating expenses                            29,155      27,629      58,385       47,962
                                                          --------    --------    --------     --------

        Earnings (loss) before income taxes
          and extraordinary item                             4,099      (2,410)      5,246          426
Income tax expense (benefit)                                 1,581        (967)      2,039          158
                                                          --------    --------    --------     --------
Earnings (loss) before extraordinary item                    2,518      (1,443)      3,207          268
Extraordinary loss on extinguishment of debt, net              ---      11,304         ---       11,304
                                                          --------    --------    --------     --------
        Net earnings (loss)                               $  2,518    $(12,747)   $  3,207     $(11,036)
                                                          ========    ========    ========     ========

Earnings per common share:
Earnings (loss) before extraordinary item                 $   0.51       (0.18)       0.65         0.03
Extraordinary (loss)                                           ---       (1.44)        ---        (1.26)
                                                          --------    --------    --------     --------
Net earnings (loss)                                       $   0.51    $  (1.62)   $   0.65     $  (1.23)
                                                          ========    ========    ========     ========

Earnings per common share, assuming dilution:
Earnings (loss) before extraordinary item                 $   0.49       (0.18)       0.62         0.03
Extraordinary loss                                             ---       (1.44)        ---        (1.24)
                                                          --------    --------    --------     --------
        Net earnings (loss)                               $   0.49    $  (1.62)   $   0.62     $  (1.21)
                                                          ========    ========    ========     ========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                    1998             1997
                                                                    ----             ----
                                                                    (dollars in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                            $   3,207     $ (11,036)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
          Extraordinary loss on extinguishment of debt                 ---        18,036
          Depreciation and amortization                             17,161        18,444
          Non-cash charges for interest                                ---         1,527
          Provision for bad debts                                    1,203         1,214
          Deferred income tax expense (benefit)                      1,964        (6,651)
          Provision for deferred compensation                          ---           367
          Gain on sale of rental equipment                          (1,925)       (1,430)
          Increase in net trade accounts receivable                 (7,137)       (4,043)
          Decrease (increase) in other assets                        1,372        (5,052)
          Increase in accrued expenses                               1,285         5,593
          Other                                                      7,549        (4,964)
                                                                 ---------     ---------

              Net cash provided by operating activities             24,679        12,005
                                                                 ---------     ---------

Cash flows from investing activities:
  Redemption of certificates of deposit                                 13           ---
  Rental equipment additions                                       (65,048)      (41,311)
  Proceeds from sales of rental equipment                            7,278         6,191
  Purchases of property, plant and equipment, net                   (6,741)       (6,023)
                                                                 ---------     ---------

              Net cash used in investing activities                (64,498)      (41,143)
                                                                 ---------     ---------

                                                                    (continued)

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                    Six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                    1998             1997
                                                                    ----             ----
                                                                    (dollars in thousands)
Cash flows from financing activities:
  Net (decrease) increase in promissory note payable               (21,834)       21,834
  Proceeds from long-term debt                                     186,230       632,025
  Repayment of long-term debt                                     (124,122)     (423,729)
  Increase in deferred financing costs                                (315)      (21,636)
  Payments to acquire treasury stock                                   (55)     (293,794)
  Net proceeds from issuance of common stock                           ---       126,816
  Extraordinary loss on extinguishment of debt                         ---       (12,496)
                                                                 ---------     ---------

              Net cash provided by financing activities             39,904        29,020
                                                                 ---------     ---------

              Net increase (decrease) in cash                           85          (118)
Cash at beginning of period                                            296           413
                                                                 ---------     ---------

Cash at end of period                                            $     381     $     295
                                                                 =========     =========

Supplemental cash flow information:
  Cash paid for income taxes                                     $      85     $     119
                                                                 =========     =========

  Cash paid for interest                                         $  26,558     $  10,474
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

(2)    FINANCIAL STATEMENTS

       The financial information for the six months ended June 30, 1998 and 1997 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30,1998 and its operating results and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

       The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:







                                              Three months ended         Six months ended
                                                  June 30,                   June 30,
                                              ------------------        -----------------
                                              1998          1997        1998         1997
                                              ----          ----        ----         ----
       Weighted-average shares -
             basic earnings per share       4,919,186    7,849,803    4,919,658    8,981,997
       Effect of employee stock options       227,476          ---      228,196      172,950
                                            ---------    ---------    ---------    ---------
       Weighted-average shares -
             diluted earnings per share     5,146,662    7,849,803    5,147,854    9,154,947
                                            =========    =========    =========    =========

       Earnings per share amounts for 1997 have been restated to reflect the three-for-one stock split that was effected in the form of a 200 percent dividend which was declared by the Company in December, 1997.

       Employee stock options were not included in the computation of diluted earnings per share for the three months ended June 30, 1997 because the Company recorded a loss before extraordinary item for that period and, therefore, the effect would have been antidilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

  Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997. Revenues in the quarter ended June 30, 1998 were $63.6 million, a $7.6 million or 13.6% increase from revenues of $56.0 million in the same period of 1997. This increase resulted primarily from a $4.3 million or 14.7% increase in leasing revenue, a $0.9 million or 29.0% increase in used sales revenue, a $1.6 million or 16.7% increase in delivery and sitework revenue, and a $0.6 million or 11.6% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 17.6% to approximately 50,900 for the second quarter of 1998, combined with stable fleet utilization of 85%, offset by a slight overall decrease in the average monthly rental rate. This overall decrease in average monthly rental rate is a result of modest rate increases in its major products offset by changes in fleet mix. The increase in used sales revenue is due to the increase in volume of sales as a result of the growth of the Company's lease fleet as discussed below. Delivery and sitework revenue increased as a result of the increases in leasing and sales activity described above. Other revenue increased as a result of increases in the rental of steps as well as miscellaneous revenue related to services provided for customer-owned units.

  Gross profit for the quarter was $33.3 million, a $8.0 million or 31.9% increase from the second quarter of 1997. This increase is primarily due to an increase in leasing gross profit of $5.7 million or 34.5%, an increase in gross profit from delivery and sitework of $0.7 million or 28.3%, in gross profit from other revenue of $1.0 million or 26.6%. The increase in leasing gross profit is due to an increase in the leasing activity described above combined with an increase in leasing margins from 57.0% for the second quarter of 1997 to 66.8% for the second quarter of 1998, primarily due to a decrease in depreciation expense resulting from the change in estimated residual value of rental equipment made in October 1997. Excluding depreciation and amortization, leasing margins increased from 84.9% to 85.2%. The increase in the gross profit from delivery and sitework revenue is due to the increased activity described above, coupled with margin improvements of 2.8 percemtage points relating to usage of in-house personnel as opposed to more expensive outside subcontractors. The increase in gross profit from other revenue is primarily due to the increase of revenue in this category as described above.

  Selling, general and administrative (SG&A) expenses increased by $1.3 million or 10.7% from the second quarter of 1997. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to the second quarter of 1997. The Company's branch network has expanded from 67 branches at June 30, 1997 to 76 branches at June 30, 1998 while the fleet has grown by approximately 9,300 units from June 30,

1997. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy expenses incurred in connection with this branch expansion.

  Interest expense increased by $4.1 million or 40.3% in the second quarter of 1998 from the same period of 1997. This increase is a result of increased borrowings to finance the recapitalization in May 1997 and as a result of financing the fleet and branch growth described above.

  Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997. Revenues in the six months ended June 30, 1998 were $121.7 million, a $13.0 million or 12.0% increase from revenues $108.7 million in the six months ended June 30, 1997. The increase resulted primarily from a $8.1 million or 14.2% increase in leasing revenue, a $1.1 million or 17.6% increase in used sales revenue, a $1.3 million or 7.3% increase in delivery and installation revenue and a $1.6 million or 16.3% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 17.0% to approximately 49,400 units for the first six months of 1998 combined with stable utilization of 86%, offset by a slight overall decrease in the average monthly rental rate. This overall decrease in average monthly rental rate is a result of modest rate increases in its major products offset by changes in fleet mix. The increase in used sales revenue is attributable to the increase in the volume of sales as a result of the growth of the Company's lease fleet as described below. Delivery and installation revenue increased as a result of the increases in leasing and sales activity described above, coupled with margin improvement of 2.1 percentage points relating to usage of in-house personnel as opposed to more expensive outside subcontractors. Other revenue increased as a result of increases in the rental of steps as well as miscellaneous revenue related to services provided for customer-owned units.

  Gross profit for the six months ended June 30, 1998 was $63.6 million, a $15.2 million or 31.5% increase from gross profit of $48.4 million during the same period of 1997. This increase is primarily due to an increase in leasing gross profit of $11.3 million or 35.1%, an increase in gross profit from new sales of $0.7 million or 25.5%, an increase in gross profit from delivery and installation of $0.7 million or 15.6% and an increase in gross profit from other revenue of $2.0 million or 27.3%. The increase in leasing gross profit is due to the increase in leasing revenue described above combined with an increase in the leasing margins from 54.6% in 1997 to 66.7% in 1998, primarily due to the effect on depreciation expense of the change in the estimated residual value of rental equipment in October 1997. Excluding depreciation and amortization, leasing margins increased from 84.5% in 1997 to 85.2% in 1998. The increases in gross profit from new sales and delivery and installation are due to the increases in sales and leasing activity described above. The increase in gross profit from other revenue is primarily due to the increase of revenue in this category as described above.

  Selling, general and administrative (SG&A) expenses increased by $2.8 million or 11.6% from 1997. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1997. As noted above, the Company's branch network has expanded from 67 branches at June 30, 1997 to 76 branches at June 30, 1998 while the fleet has grown by approximately 9,300 units from June 30, 1997. The overall increases in

SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion.

  Interest expense increased by 59.4% to $28.4 million in 1998 from $17.8 million in 1997. This increase is a result of increased borrowings to finance the recapitalization in May 1997 and as a result of financing the fleet and branch growth described above.



LIQUIDITY AND CAPITAL RESOURCES


  During the six months ended June 30, 1998 and 1997, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $24.7 million and $12.0 million for the six months ended June 30, 1998 and 1997, respectively, was largely generated by the rental of units from the Company's lease fleet.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and provision for deferred compensation. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $8.1 million or 19.8% to $49.1 million for the first half of 1998 compared to $41.0 million for the same period of 1997. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet and stable utilization, partially offset by a slight decline in the average monthly rental rate due to changes in fleet mix and increased SG&A expenses required to support the increased activities during the first half of 1998.

  Cash flow used in investing activities was $64.5 million and $41.1 million in the six months ended June 30, 1998 and 1997, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisition. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $39.9 million in the six months ended June 30, 1998 was primarily from borrowings under the line of credit offset by the repayment of a promissory note in connection with the recapitalization. Cash provided by financing activities of $29.0 million in the six months ended June 30, 1997 was from a series of transactions related to the recapitalization in May 1997.

  The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                          PART II - OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

Scotsman announced that it has signed a definitive agreement to acquire Space Master International, Inc., a privately held southeastern based lessor of mobile offices. Following the completion of the transaction, which is expected to close in the third quarter following regulatory approval, the combined company will have annual revenues in excess of $325 million and a fleet of approximately 66,000 units. Total consideration is approximately $274 million including debt to be refinanced.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


  (a)  Exhibits.

       27  Financial Data Schedule for the quarter ended June 30, 1998

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

Dated: August 14, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               NAME                            CAPACITY                       DATE
               ----                            --------                       ----
 /s/ Gerard E. Keefe
______________________________           Senior Vice President and         August 14, 1998
Gerard E. Keefe                          Chief Financial Officer


 /s/ Katherine K. Giannelli
______________________________           Vice President and Controller     August 14, 1998
Katherine K. Giannelli