Form 10-Q
period 1998-09-30
SCOTSMAN HOLDINGS INC
filed 1998-11-16
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number:  033-78954

                            SCOTSMAN HOLDINGS, INC.
            (Exact name of Registrant as specified in its Charter)


      Delaware                                                52-1862719
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

8211 Town Center Drive
  Baltimore, Maryland                                            21236
(Address of principal executive offices)                       (Zip Code)

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

      As of September 30, 1998, 6,196,374 shares of common stock ("Common Stock") of the Registrant were outstanding.

                           SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                 Page

      Item 1.     Financial Statements

      Consolidated Balance Sheets at September 30, 1998             1
      and December 31, 1997

      Consolidated Statements of Operations for the three           2
      and nine months ended September 30, 1998 and 1997

      Consolidated Statements of Cash Flows for the nine            3
      months ended September 30, 1998 and 1997

      Notes to Consolidated Financial Statements                    5

      Item 2.     Management's Discussion and Analysis of           9
                  Financial Condition and Results of Operations


PART II  -  OTHER  INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                13

                           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                      SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                                             September 30, 1998         December 31,
                                                                (Unaudited)                 1997
                                                             ------------------         ------------
                                                                      (dollars in thousands)
      Assets
      ------
Cash                                                             $     727                $     309
 Trade accounts receivable, less allowance for
   doubtful accounts                                                44,191                   25,537
Prepaid expenses and other current assets                           14,708                   14,008
Rental equipment, net of accumulated depreciation of
     $96,196 in 1998 and $93,623 in 1997                           629,382                  403,528
Property and equipment, net                                         42,879                   37,105
Deferred financing costs, net                                       25,834                   22,379
Goodwill and other intangible assets, net                          164,516                    1,204
Other assets                                                        14,049                   10,105
                                                                 ---------                ---------
                                                                 $ 936,286                $ 514,175
                                                                 =========                =========
Liabilities and Stockholder's Equity
------------------------------------
Accounts payable                                                 $  14,349                $   7,518
Accrued expenses                                                    42,289                   17,097
Rents billed in advance                                             20,468                   12,464
Promissory note                                                         --                   21,834
Long-term debt                                                     822,686                  533,304
Deferred income taxes                                               95,803                   50,807
                                                                 ---------                ---------
      Total liabilities                                            995,595                  643,024
                                                                 ---------                ---------
Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 9,507,407 shares in 1998
      and 8,228,468 shares in 1997                                      95                       82
   Additional paid-in capital                                      231,144                  164,494
   Retained deficit                                                  5,299                    2,358
                                                                 ---------                ---------
                                                                   236,538                  166,934
 Less treasury stock, at cost - 3,311,033 shares in 1998
     and 3,308,333 in 1997                                        (295,847)                (295,783)
                                                                 ---------                ---------
      Net stockholders' deficit                                    (59,309)                (128,849)
                                                                 ---------                ---------
                                                                 $ 936,286                $ 514,175
                                                                 =========                =========

See accompanying notes to consolidated financial statements.

                      SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations (Unaudited)

                                                          Three months ended                  Nine months ended
                                                             September 30,                       September 30,
                                                       ------------------------             ---------------------
                                                       1998              1997               1998            1997
                                                       ----              ----               ----            ----
                                                          (in thousands except share and per share amounts)
Revenues:
    Leasing                                           $39,650          $31,052           $104,884        $ 88,167
     Sales:
      New units                                        15,694           15,188             34,435          33,025
      Rental equipment                                  3,754            3,768             11,023           9,969
   Delivery and installation                           14,476           12,107             33,314          29,659
   Other                                                6,874            6,649             18,517          16,661
                                                     --------          -------           --------        --------
         Total revenues                                80,439           68,764            202,173         177,471
                                                     --------          -------           --------        --------
Costs of sales and services:
   Leasing:
      Depreciation and amortization                     6,894            8,478             18,940          24,540
      Other direct leasing costs                        5,943            5,048             15,629          13,913
   Sales:
      New units                                        13,298           12,732             28,548          27,787
      Rental equipment                                  2,817            2,833              8,170           7,594
  Delivery and installation                            10,335            8,768             23,749          21,629
   Other                                                1,511            2,233              3,865           4,948
                                                     --------          -------           --------        --------
         Total costs                                   40,798           40,092             98,901         100,411
                                                     --------          -------           --------        --------

         Gross profit                                  39,641           28,672            103,272          77,060
                                                     --------          -------           --------        --------

Selling, general and administrative expenses           15,223           11,292             41,755          35,072
Recapitalization expenses                                 ---              ---                ---           5,105
Other depreciation and amortization                     2,446              746              5,879           1,999
Interest, including amortization of deferred
   financing costs                                     16,656           13,731             45,076          31,555
                                                     --------          -------           --------        --------
            Total operating expenses                   34,325           25,769             92,710          73,731
                                                     --------          -------           --------        --------
            Earnings before income taxes
            and extraordinary item                      5,316            2,903             10,562           3,329
Income tax expense                                      5,582            1,074              7,621           1,232
                                                     --------          -------           --------        --------
      Earnings (loss) before extraordinary item          (266)           1,829              2,941           2,097
Extraordinary loss on extinguishment of debt, net         ---              186                ---          11,490
                                                     --------          -------           --------        --------
                  Net earnings (loss)                $   (266)         $ 1,643           $  2,941        $ (9,393)
                                                     ========          =======           ========        ========
Earnings per common share:
      Earnings (loss) before extraordinary item      $  (0.05)         $  0.37           $   0.58        $   0.28
      Extraordinary loss                                   ---           (0.04)               ---           (1.51)
                                                     --------          -------           --------        --------
      Net earnings (loss)                            $  (0.05)         $  0.33           $   0.58        $  (1.23)
                                                     ========          =======           ========        ========
Earnings per common share, assuming dilution:
      Earnings (loss) before extraordinary item      $  (0.05)         $  0.36           $   0.55        $   0.27
      Extraordinary loss                                   ---           (0.04)               ---           (1.47)
                                                     --------          -------           --------        --------
      Net earnings (loss)                            $  (0.05)         $  0.32           $   0.55        $  (1.20)
                                                     ========          =======           ========        ========

See accompanying notes to consolidated financial statements.

                       SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                     Nine months ended September 30, 1998 and 1997
                                      (Unaudited)

                                                                    1998        1997
                                                                    ----        ----
                                                                 (dollars in thousands)
Cash flows from operating activities:
   Net earnings (loss)                                           $   2,941    $ (9,393)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
          Extraordinary loss on extinguishment of debt                 ---      18,244
          Depreciation and amortization                             27,461         485
          Non-cash stock charges for interest                          ---       1,527
          Provision for bad debts                                    1,769       1,724
          Deferred income tax expense (benefit)                      7,508      (5,636)
          Provision for deferred compensation                          ---         367
          Non-cash stock option compensation expense                 2,044         ---
          Gain on sale of rental equipment                          (2,853)     (2,365)
          Increase in net trade accounts receivable                (15,305)    (12,458)
          Decrease (increase) in other assets                         (339)     (5,864)
          Increase in accrued expenses                              12,102      20,592
          Other                                                      4,946      (4,921)
                                                                 ---------    --------

              Net cash provided by operating activities             40,274      30,302
                                                                 ---------    --------
Cash flows from investing activities:
   Redemption of certificates of deposit                                13         ---
   Rental equipment additions                                      (95,741)    (68,858)
   Proceeds from sales of rental equipment                          11,023       9,959
   Purchases of property, plant and equipment, net                  (8,283)     (7,914)
   Net assets of Space Master International, Inc.,
     including rental equipment of $157,223                       (272,862)        ---
                                                                 ---------    --------

                   Net cash used in investing activities          (365,850)    (66,813)
                                                                 ---------    --------

                                                                     (continued)

                       SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (continued)
                     Nine months ended September 30, 1998 and 1997
                                      (Unaudited)

                                                                    1998        1997
                                                                    ----        ----
                                                                 (dollars in thousands)
Cash flows from financing activities:
   Net (decrease) increase in promissory note payable            $ (21,834)  $  21,834
   Proceeds from long-term debt                                    490,492     708,848
   Repayment of long-term debt                                    (201,110)   (461,922)
   Increase in deferred financing costs                             (6,097)    (23,994)
   Payments to acquire treasury stock                                  (64)   (293,794)
   Net proceeds from issuance of common stock                       64,620     125,803
   Extraordinary loss on extinguishment of debt                        ---     (12,704)
                                                                 ---------    --------

          Net cash provided by financing activities                326,007      36,420
                                                                 ---------    --------

          Net increase (decrease) in cash                              431         (91)
Cash at beginning of period                                            296         413
                                                                 ---------    --------

Cash at end of period                                            $     727   $     322
                                                                 =========   =========

Supplemental cash flow information:
   Cash paid for income taxes                                    $     151   $     128
                                                                 =========   =========

   Cash paid for interest                                        $  31,334     $13,404
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

(2)  FINANCIAL STATEMENTS

   The financial information for the nine months ended September 30, 1998 and 1997 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30,1998 and its operating results and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3)  RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to current year presentation.

(4)  ACQUISITION OF SPACE MASTER INTERNATIONAL, INC.

   On September 1, 1998, Scotsman acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,862, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net assets acquired of $109,156 with the excess of $163,700 recorded as goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of net assets acquired. These estimates may vary from actual amounts ultimately recorded. The acquisition was financed in part with additional borrowings under Scotsman's amended credit facility and in part with the issuance of 1,278,939 shares of Holding's common stock at a price of $50.67 per share.

   The pro forma unaudited results of operations for the nine months ended September 30, 1998 and 1997, assuming consummation of the acquisition as of January 1, 1997, are as follows:

                       SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(4)  ACQUISITION OF SPACE MASTER INTERNATIONAL, INC. (continued)

                                                       Nine Months Ended September 30,
                                                              1998          1997
                                                              ----          ----
   Total revenue                                            $260,688      $244,108
   Loss before extraordinary item                               (567)       (2,640)
   Net loss                                                     (567)      (14,130)

   Net loss per basic share                                 $  (0.10)     $  (1.67)
                                                                ====          ====
   Net loss per share, assuming dilution                    $  (0.09)     $  (1.63)
                                                                ====          ====

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill and other intangible assets relate to purchase transactions and are amortized on a straight-line basis over periods of up to 40 years. As of September 30, 1998 and 1997, accumulated amortization was $605 and $210, respectively. The Company periodically assesses the recovery of goodwill by determining whether amortization of the goodwill over its remaining life can be recovered through undiscounted cash flows of the acquired operations. Goodwill impairment, if any, is measured by determining the amount by which the carrying value of the goodwill exceeds its fair value based upon discounting of future cash flows.

(6)  LONG-TERM DEBT

   In connection with the acquisition of SMI discussed in Note 4 above, Scotsman entered into an amended credit facility providing for increased revolver borrowings up to $540,000 and a new $60,000 term loan. Terms of the revolver are unchanged from the original credit agreement dated May 1997. The term loan, which matures May 21, 2005, bears interest at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter.

(7)  EARNINGS PER SHARE

   Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

   The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(7)  EARNINGS PER SHARE (continued)

                                                    Three months ended           Nine months ended
                                                       September 30,               September 30,
                                                  ----------------------      ----------------------
                                                     1998         1997          1998          1997
                                                     ----         ----          ----          ----
     Weighted-average shares -
           basic earnings per share               5,335,133    4,920,135      5,059,671    7,613,165
     Effect of employee stock options                   ---      228,183        246,216      191,361
                                                  ---------    ---------      ---------    ---------
     Weighted-average shares -
          diluted earnings per share              5,335,133    5,148,318      5,305,887    7,804,526
                                                  =========    =========      =========    =========

   Earnings per share amounts for 1997 have been restated to reflect the three-for-one stock split that was effected in the form of a 200 percent dividend which was declared by the Company in December, 1997.

   Employee stock options were not included in the computation of diluted earnings per share for the three months ended September 30, 1998 because the Company recorded a loss before extraordinary item for that period, and, therefore, the effect would have been antidilutive.

(8)       INCOME TAXES

   The difference between the Company's reported tax provision for the first nine months of 1998 and the tax provision computed based on U.S. statutory rates is primarily attributed to a change in estimate associated with the Company's deferred tax asset valuation allowance. During the quarter ended September 30, 1998, the Company recorded a charge to income tax expense of $3,400 to increase the deferred tax asset valuation allowance as a result of management's decision to abandon tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

(9)       RECAPITALIZATION

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

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(9)       RECAPITALIZATION (continued)

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

   In order to finance the recapitalization transaction Scotsman issued $400,000 in 9 7/8% Senior Notes due 2007 and entered into a $300,000 revolving bank facility. Scotsman paid a dividend of $178,749 to the Company to pay recapitalization expenses, to repurchase the common stock and to purchase the Series B 11% Senior Notes. In January 1998, Scotsman paid a dividend of $22,700 to the Company to repay the promissory note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997. Revenues in the quarter ended September 30, 1998 were $80.4 million, a $11.7 million or 17.0% increase from revenues of $68.8 million in the same period of 1997. This increase resulted primarily from an $8.6 million or 27.7% increase in leasing revenue, a $0.5 million or 3.3% increase in new sales revenue and a $2.4 million or 19.6% increase in delivery and installation revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 34.9% to approximately 60,900 for the third quarter of 1998, offset by a decrease in fleet utilization of approximately one percentage point and a slight overall decrease in average monthly rental rate. The increase in the average number of units in the rental fleet for the third quarter is primarily due to the acquisition of approximately 12,800 units in conjunction with the purchase of Space Master International, Inc. on September 1, 1998. The overall decrease in the average monthly rental rate is a result of modest rate increases in the Company's major products offset by changes in fleet mix. Delivery and installation revenue increased as a result of the increases in leasing and sales activity described above.

  Gross profit for the quarter was $39.6 million, an $11.0 million or 38.3% increase from the third quarter of 1997. This increase is primarily due to an increase in leasing gross profit of $9.3 million or 53.0%, an increase in gross profit from delivery and installation of $0.8 million or 24.0% and an increase in gross profit from other revenue of $0.9 million or 21.4%. The increase in leasing gross profit is due to an increase in the leasing activity described above combined with an increase in leasing margins from 56.4% for the third quarter of 1997 to 67.6% for the third quarter of 1998, primarily due to the decrease in depreciation expense resulting from the change in estimated residual value of rental equipment made in October 1997. Excluding depreciation and amortization, leasing margins increased from 83.7% to 85.0%. The increase in gross profit from delivery and installation revenue is due to the increased activity described above, coupled with a one percentage point increase in the margin percentage. The increase in gross profit from other revenue is due to an improvement in margins.

  Selling, general and administrative (SG&A) expenses increased by $3.9 million or 34.8% from the third quarter of 1997. Of this increase, $2.0 million relates to a non-cash stock option expense accrual recorded in the third quarter of 1998 in accordance with variable plan accounting. The remaining increase is the result of the growth experienced by the Company, both in terms of fleet size and the number of branches. The Company's branch network has expanded from 68 branches at September 30, 1997 to 78 branches at September 30, 1998 while the fleet has grown by approximately 22,300 units. Of this increase in fleet, approximately 12,800 are attributable to units acquired from Space Master International on September 1, 1998. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy expenses incurred in connection with this branch expansion.

  Interest expense increased by $2.9 million or 21.3% in the third quarter of 1998 from the same period of 1997. This increase is a result of increased borrowings to finance the recapitalization in

May 1997, the purchase of Space Master International, Inc. in September 1998 and as a result of financing the other fleet and branch growth described above.

  The difference between the Company's reported tax provision for the three months ended September 30, 1998 and the tax provision computed based on U.S. statutory rates is primarily attributed to a change in estimate associated with the Company's deferred tax asset valuation allowance. During the quarter ended September 30, 1998, the Company recorded a charge to income tax expense of $3,400 relating to an increase in the deferred tax asset valuation allowance as a result of management's decision to abandon tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

  Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997. Revenue in the nine months ended September 30, 1998 were $202.2 million, a $24.7 million or 13.9% increase from revenues of $177.5 million in the nine months ended September 30, 1997. The increase resulted primarily from a $16.7 million or 19.0% increase in leasing revenue, a $3.7 million or 12.3% increase in delivery and installation revenue and a $1.9 million or 11.1% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 24.1% to approximately 53,600 units for the first nine months of 1998 combined with stable utilization of 86%, offset by a slight overall decrease in the average monthly rental rate. This overall decrease in average monthly rental rate is a result of modest rate increases in the Company's major products offset by changes in fleet mix. Delivery and installation revenue increased as a result of the increases in leasing and sales activity described above. Other revenue increased as a result of increases in the rental of steps as well as miscellaneous revenue related to services provided for customer-owned units.

   Gross profit for the nine months ended September 30, 1998 was $103.3, a $26.2 million or 34.0% increase from gross profit of $77.0 million during the same period of 1997. This increase is primarily due to an increase in leasing gross profit of $20.6 million or 41.4%, an increase in delivery and installation gross profit of $1.5 million or 19.1% and an increase in gross profit from other revenue of $2.9 million or 25.1%. The increase in leasing gross profit is due to the increase in leasing revenue described above combined with an increase in the leasing margins from 56.4%in 1997 to 67.0% in 1998, primarily due to a decrease in depreciation expense resulting from the change in estimated residual value of rental equipment made in October 1997. Excluding depreciation and amortization, leasing margins increased from 84.2% in 1997 to 85.1% in 1998. The increase in gross profit from delivery and installation is due to the increase in leasing activity described above. In addition, delivery and installation margins improved 1.6 percentage points related to the usage of in-house personnel as opposed to more expensive outside subcontractors. The increase in gross profit from other revenue is primarily due to the increase of revenue in this category as described above.

  Selling, general and administrative (SG&A) expenses increased by $6.7 million or 19.1% from 1997. Of this increase, $2.0 million relates to a non-cash stock option expense accrual recorded in the third quarter of 1998 in accordance with variable plan accounting. The remaining increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1997. As noted above, the Company's branch network has expanded from 68 branches at September 30, 1997 to 78 branches at September 30, 1998 while the fleet has grown by approximately 22,300 units from September 30, 1998. Of this increase in fleet, approximately 12,800 are attributable to units acquired from Space Master International on September 1, 1998. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion.

  Interest expense increased by 42.8% to $45.1 million in 1998 from $31.6 million in 1997. This increase is a result of increased borrowings to finance the recapitalization in May 1997, the purchase of Space Master International, Inc. in September 1998 and as a result of financing the other fleet and branch growth described above.

  The difference between the Company's reported tax provision for the first nine months of 1998 and the tax provision computed based on U.S. statutory rates is primarily attributed to a change in estimate associated with the Company's deferred tax asset valuation allowance. During the quarter ended September 30, 1998, the Company recorded a charge to income tax expense of $3,400 relating to an increase in the deferred tax asset valuation allowance as a result of management's decision to abandon tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

Liquidity and Capital Resources

   During the nine months ended September 30, 1998 and 1997, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $40.3 million and $30.3 million for the nine months ended September 30, 1998 and 1997, respectively, was largely generated by the rental and sale of units from the Company's lease fleet.

   The Company has increased its EBITDA and believes the EBITDA provides the best indication of its financial performance and provides the best measure if its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, non-cash compensation expenses and recapitalization expenses. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $15.6 million or 23.3% to $82.5 million for the nine months ended September 30, 1998 compared to $66.9 million for the same period of 1997. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet and stable utilization, partially offset by a slight decline in the average monthly rental rate due to changes in fleet mix and increased SG&A expenses required to support the increased activities during the nine months ended September 30, 1998.

  Cash flow used in investing activities was $365.9 million and $66.8 million in the nine months ended September 30, 1998 and 1997, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisition. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. On September 1, 1998, the Company purchased all of the outstanding common stock of Space Master International, Inc. for an aggregate purchase price of $272.9 million, net of cash acquired. Cash provided by financing activities of $326.0 million in the nine months ended September 30, 1998 was primarily from borrowings under the line of credit and the issuance of common stock to effect the purchase of Space Master International. Cash provided by financing activities of $36.4 million in the nine months ended September 30, 1997 was from a series of transactions related to the recapitalization in May 1997.

  The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

Impact of Year 2000

  The Company has developed a comprehensive Year 2000 Compliance Plan designed to ensure that its computer systems will function properly with respect to dates in the year 2000 and beyond. To date, the Company has completed nearly all phases of its plan, including the assessment, remediation, testing and implementation of its key business computer applications affected by the Year 2000 issue. During the past three years, the Company has upgraded and/or replaced certain computer hardware and software systems that are significant to its business operations. Such systems have been determined to be Year 2000 compliant. Modification and testing of certain remaining software applications is currently underway and is expected to be completed by December 31, 1998. Additionally, the Company has surveyed its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. Total costs related to Year 2000 initiatives are not expected to be material to the Company's results of operations or financial position. The Company is in the process of finalizing a contingency plan for all critical computer applications that could be impacted by the Year 2000 issue. The contingency plan is expected to be complete by December 31, 1998.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

  (a) Exhibits.

      27 Financial Data Schedule for the quarter ended September 30, 1998.


  (b) Reports on Form 8-K.

      In a report on Form 8-K dated September 1, 1998, the Company announced that it had purchased all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation, for total consideration of approximately $270 million including repayment of existing debt.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SCOTSMAN HOLDINGS, INC.

                                               By: /s/ Gerard E. Keefe
                                                   __________________________
                                                   Gerard E. Keefe
                                                   Senior Vice President and
                                                   Chief Financial Officer

Dated: November 13, 1998

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

          Name                                     Capacity                               Date
          ----                                     --------                               ----
  /s/ Gerard E. Keefe                     Senior Vice President and                 November 13, 1998
_______________________________           Chief Financial Officer
Gerard E. Keefe


 /s/ Katherine K. Giannelli               Vice President and Controller             November 13, 1998
_______________________________
Katherine K. Giannelli