Form 10-Q
period 1999-03-31
SCOTSMAN HOLDINGS INC
filed 1999-05-14
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                   THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL  INFORMATION                                     Page
                                                                    -----

     Item 1.Financial Statements


     Consolidated Balance Sheets at March 31, 1999                     1
     and December 31, 1998

     Consolidated Statements of Operations for the three               2
     months ended March 31, 1999 and 1998

     Consolidated Statements of Cash Flows for the three               3
     months ended March 31, 1999 and 1998

     Notes to Consolidated Financial Statements                        5

     Item 2. Management's Discussion and Analysis of                   8
             Financial Condition and Results of Operations



PART II - OTHER  INFORMATION


     Item 6.Exhibits and Reports on Form 8-K                          12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                  March 31,
                                                                      1999         December 31,
        Assets                                                   (Unaudited)         1998
        ------                                                   -----------         ----
                                                                    (dollars in thousands)

Cash                                                              $      609             800
Trade accounts receivable, less allowance for
   doubtful accounts                                                  41,806          39,244
Prepaid expenses and other current assets                             15,114          13,976


Rental equipment, net of accumulated depreciation of
   $108,407 in 1999 and $102,614 in 1998                             671,036         640,634


Property and equipment, net                                           48,868          46,679
Deferred financing costs, net                                         23,949          25,161
Goodwill and other intangible assets, net                            176,206         159,817
Other assets                                                          13,305          14,980
                                                                     --------        -------
                                                                    $990,893         941,291
                                                                     =======         =======
    Liabilities and Stockholders' Equity
    ------------------------------------

Accounts payable                                                  $   11,104          12,651
Accrued expenses                                                      37,827          26,220
Rents billed in advance                                               22,656          21,702
Long-term debt                                                       871,038          45,447
Deferred income taxes                                                103,758          93,124
                                                                    --------         -------

      Total liabilities                                            1,046,383         999,144
                                                                   ---------        ---------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued 9,507,407 shares                                     95              95
   Additional paid-in capital                                        232,177         231,826
   Retained earnings                                                   8,094           6,082
                                                                      --------       --------

                                                                     240,366         238,003

Less treasury stock, at cost - 3,310,733 common shares              (295,856)       (295,856)
                                                                    ---------       -------
        Net stockholders' deficit                                    (55,490)        (57,853)
                                                                     ---------       --------
                                                                    $990,893         941,291
                                                                     ========        =======

See accompanying notes to consolidated financial statements.



                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)
                                                                         1999          1998
                                                                     (in thousands except
                                                                   share and per share amounts)
Revenues:
   Leasing                                                        $    47,575        31,861
   Sales:
     New units                                                         15,023         9,170
     Rental equipment                                                   5,056         3,446
   Delivery and installation                                           13,660         7,897
   Other                                                                7,280         5,779
                                                                        -----         -----

                Total revenues                                         88,594        58,153
                                                                       ------        ------

Costs of sales and services:
   Leasing:
     Depreciation and amortization                                      8,600         5,913
     Other direct leasing costs                                         6,544         4,754
   Sales:
     New units                                                         12,248         7,502
     Rental equipment                                                   3,785         2,466
   Delivery and installation                                            9,965         5,863
   Other                                                                1,111         1,278
                                                                      -------      --------

                Total costs of sales and services                      42,253        27,776
                                                                       ------        ------

                Gross profit                                           46,341        30,377
                                                                       ------        ------

Selling, general and administrative expenses                           18,277        13,634
Other depreciation and amortization                                     3,732         1,539
Interest, including amortization of deferred
   financing costs                                                     20,274        14,057
                                                                       ------        ------

                Total operating expenses                               42,283        29,230
                                                                       ------        ------

                Income before income taxes                              4,058         1,147
Income tax expense                                                      2,043           458
                                                                       ------        ------

                Net Income                                        $     2,015           689
                                                                        ======        =====

Earnings per common share                                         $      0.33           .14
                                                                       =======       =======

Earnings per common share, assuming dilution                      $      0.31          0.13
                                                                         =======      =====
See accompanying notes to consolidated financial statements.



                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                        1999            1998
                                                                       (dollars in thousands)


Cash flows from operating activities:
   Net income                                                     $     2,015           689
   Adjustments to reconcile net income to net cash
     provided by operating activities:
            Depreciation and amortization                              13,559         8,293
            Provision for bad debts                                       871           603
            Deferred income tax expense                                 1,989           420
            Non-cash option compensation expense                          351           ---
            Gain on sale of rental equipment                           (1,271)         (980)
            (Increase) decrease in net trade accounts
                receivable                                               (918)           63
            Decrease in other assets                                    3,286         1,528
            Increase in accrued expenses                               11,607         9,900
            Other                                                      (3,693)        2,948
                                                                        -----         -----

                Net cash provided by operating activities              27,796        23,464
                                                                       ------        ------

Cash flows from investing activities:
   Rental equipment additions                                         (18,823)      (23,475)
   Proceeds from sales of rental equipment                              5,056         3,446
   Purchases of property and equipment, net                            (2,796)       (4,483)
   Purchase of Evergreen Mobile Company, net of cash acquired         (37,000)          ---
                                                                       ------     ---------

                Net cash used in investing activities             $   (53,563)      (24,512)
                                                                       ------        ------


                                                                                (continued)




                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)




                                                                       1999            1998
                                                                      (dollars in thousands)

Cash flows from financing activities:
   Repayment of promissory note payable                           $       ---       (21,834)
   Proceeds from long-term debt                                       119,822        85,676
   Repayment of long-term debt                                        (94,231)      (62,503)
   Increase in deferred financing costs                                   (15)         (272)
                                                                    ---------     ---------

            Net cash provided by financing activities                  25,576         1,067
                                                                       ------   -----------

            Net decrease in cash                                         (191)           19
Cash at beginning of period                                               800           296
                                                                      -------       -------

Cash at end of period                                             $       609           315
                                                                      =======      ========

Supplemental cash flow information:
   Cash paid for income taxes                                     $       169            58
                                                                      =======      ========

   Cash paid for interest                                         $     8,951         4,223
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


                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Scotsman Holdings, Inc. ("Holdings" or the "Company") was organized in November, 1993 for the purpose of acquiring Williams Scotsman, Inc. ("Scotsman"). The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on the Company's common stock, or cash interest to be paid on notes of the Company, are dependent upon the cash flow of Scotsman.

(2)  FINANCIAL STATEMENTS

     The financial information for the three months ended March 31, 1999 and 1998 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31,1999 and its operating results and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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


(4)  ACQUISITION

     On February 1, 1999, Scotsman acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation ("EVG"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of EVG was approximately $37,000, including the repayment of existing indebtedness of EVG. Such amount is subject to revision upon completion of an audit of the acquired entity. The purchase price paid was allocated to the net assets acquired of approximately $19,000 with the excess representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. These estimates may vary from actual amounts ultimately recorded. The acquisition was financed with borrowings under Scotsman's amended credit facility.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenant not to compete, which are being amortized on a straight line basis over periods of 21 to 86 months. As of March 31, 1999 and 1998, accumulated amortization was $2,970 and $228, respectively.

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


(6)  EARNINGS PER SHARE

     Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

     The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                            March 31,
                                                                       1999          1998

     Weighted-average shares - basic earnings per share             6,196,674     4,920,135

     Effect of employee stock options                                 356,568       228,916
                                                                   ----------    ----------

     Weighted-average shares - diluted earnings per share           6,553,242     5,149,051
                                                                    =========     =========


                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(7)  INCOME TAXES

     The difference between the Company's reported tax provision for the three months ended March 31, 1999 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,202.

ITEM 2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
              AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

  Certain statements in this Form 10-Q for the quarter ended March 31, 1999 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; risks associated with the "Year 2000" phenomenon; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that maybe made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998.

  The results of operations for the three months ended March 31, 1999 include the effect of three acquisitions completed during the nine month period ended March 31, 1999. These acquisitions added a total of approximately 17,500 units to the lease fleet.

  Revenues in the quarter ended March 31, 1999 were $88.6 million, a $30.4 million or 52.3% increase from revenues of $58.2 million in the same period of 1998. The increase resulted from a $15.7 million or 49.3% increase in leasing revenue, a $5.9 million or 63.8% increase in new unit sales, a $5.8 million or 73.0% increase in delivery and installation revenue, a $1.6 million or 46.7% increase in sales of used units and a $1.5 million or 26.0% increase in other revenue. The increase in leasing revenue is attributable to a 50.9% increase in the average lease fleet to approximately 72,000 units at March 31, 1999, offset by a slight decrease in the average fleet utilization of less than one percentage point to 85% and a decrease of $1 in the average monthly rental rate. The decrease in the average monthly rental rate is a result of modest rate increases in Scotsman's major products offset by changes in fleet mix. The increase in new and used sales revenue is primarily due to the overall branch expansion that Scotsman has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sales revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

  Gross profit for the quarter ended March 31, 1999 was $46.3 million, a $15.9 million or 52.6% increase from the first quarter 1998 gross profit of $30.4 million. This increase is primarily a result of an increase in leasing gross profit of $11.2 million or 53.0%. This increase in leasing gross profit is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 66.5% in 1998 to 68.2% in 1999. Excluding depreciation and amortization, leasing margins increased from 85.1% to 86.2% in 1999.

  Selling, general and administrative (SG&A) expenses increased by $4.6 million or 34.1% from 1998. This increase is the result of the growth experienced by Scotsman, both in terms of fleet size and number of branches as compared to 1998. Scotsman's branch network has expanded from 73 branches at March 31, 1998 to 82 branches at March 31, 1999. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

  Other depreciation and amortization increased by $2.2 million to $3.7 million at March 31, 1999 from the same period in 1998. Of this increase, $1.2 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of Scotsman's branch network and lease fleet as discussed above.

  Interest expense increased by $6.2 million or 44.2% to $20.3 million in 1999 from $14.1 million in 1998. This increase is the result of increased borrowings to finance acquisitions and as a result of financing the other fleet and branch growth.


LIQUIDITY AND CAPITAL RESOURCES

   During the three months ended March 31, 1999 and 1998, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $27.8 million and $23.5 million for the three months ended March 31, 1999 and 1998, respectively, was largely generated by the rental of units from Scotsman's lease fleet and sales of new mobile office units.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $14.3 million or 63.4% to $37.0 million for the first quarter of 1999 compared to $22.7 million for the same period of 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet, partially offset by a slight decrease in utilization and average monthly rental rate due to changes in fleet mix, and increased SG&A expenses required to support the increased activities during the first quarter of 1999.

   Cash flow used in investing activities was $53.6 million and $24.5 million in the three months ended March 31, 1999 and 1998, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. Scotsman seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $25.6 million and $1.1 million in the three months ended March 31, 1999 and 1998, respectively, was primarily from borrowings under the line of credit. Additionally, in 1998, Scotsman paid dividends to the Company primarily to effect the repayment of a promissory note in the amount of $21,834.

   The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.


IMPACT OF THE YEAR 2000

  The Company has developed a comprehensive Year 2000 Compliance Plan designed to ensure that all of its significant or "mission critical" computer systems will function properly with respect to dates in the year 2000 and beyond. To date, the Company has completed all phases of its plan, including the assessment, remediation, testing and implementation of its key business computer applications affected by the Year 2000 issue. During the past three years, the Company has upgraded and/or replaced certain computer hardware and software systems that are significant to its business operations. Such systems have been determined to be Year 2000 compliant. Modification and testing of software applications has been completed and the software is currently operational. Many of these system replacements/upgrades were a part of the Company's business expansion and technology initiatives and were not undertaken in response to Year 2000 issues. Additionally, the Company has surveyed its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. Lastly, the Company's products and services are not directly impacted by the Year 2000 issue as there are no computer processors or embedded systems in its products that make use of century date logic. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. However, due to the geographic diversity of the Company's 82 branch offices and the regionalized nature of manufacturers and other vendors servicing the branch network, the likelihood of Year 2000 failures having a material impact on the conduct of the Company's daily business operations is not significant. Total costs related to Year 2000 initiatives are insignificant to the Company's results of operations or financial position. The Company has prepared a contingency plan for all mission critical computer applications that could be impacted by the Year 2000 issue. The contingency plan involves manual workarounds, use of alternate vendors and manufacturers and adjusting staffing strategies.

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

Dated: May 14, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME                                 CAPACITY                               DATE
            ----                                 --------                               ----

 /s/ Gerard E. Keefe                      Senior Vice President and                May 14, 1999
----------------------------------        Chief Financial Officer
Gerard E. Keefe


 /s/ Katherine K. Giannelli               Vice President and Controller            May 14, 1999
---------------------------------
Katherine K. Giannelli
