Form 10-Q
period 1999-06-30
SCOTSMAN HOLDINGS INC
filed 1999-08-13
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [x]                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

      As of June 30, 1999, 6,196,674 shares of common stock ("Common Stock") of the Registrant were outstanding.

                            SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
      Item 1. Financial Statements


      Consolidated Balance Sheets at June 30, 1999                           1
      and December 31, 1998

      Consolidated Statements of Operations for the three
      and six months ended June 30, 1999 and 1998                            2

      Consolidated Statements of Cash Flows for the six                      3
      months ended June 30, 1999 and 1998

      Notes to Consolidated Financial Statements                             5


      Item 2. Management's Discussion and Analysis of                        8
              Financial Condition and Results of Operations



PART II - OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K                              13

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                        June 30,
                                                          1999    December 31,
      Assets                                          (Unaudited)    1998
      ------                                          ----------- ------------
                                                       (dollars in thousands)

Cash                                                  $      746   $     800
Trade accounts receivable, less allowance for
 doubtful accounts                                        47,747      39,244
Prepaid expenses and other current assets                 16,682      13,976

Rental equipment, net of accumulated depreciation of
 $114,574 in 1999 and $102,614 in 1998                   695,265     640,634

Property and equipment, net                               52,914      46,679
Deferred financing costs, net                             22,752      25,161
Goodwill and other intangible assets, net                174,770     159,817
Other assets                                              16,459      14,980
                                                      ----------   ---------
                                                      $1,027,335   $ 941,291
                                                      ==========   =========
 Liabilities and Stockholders' Equity
 ------------------------------------

Accounts payable                                      $   19,042   $  12,651
Accrued expenses                                          27,999      26,220
Rents billed in advance                                   22,748      21,702
Long-term debt                                           901,021     845,447
Deferred income taxes                                    107,263      93,124
                                                      ----------   ---------
 Total liabilities                                     1,078,073     999,144
                                                      ----------   ---------
Stockholders' equity:
 Common stock, $.01 par value. Authorized 10,000,000
 shares; issued 9,507,407 shares                              95          95
 Additional paid-in capital                              232,529     231,826
 Retained earnings                                        12,494       6,082
                                                      ----------   ---------
                                                         245,118     238,003

Less treasury stock, at cost - 3,310,733 common shares  (295,856)   (295,856)
                                                      ----------   ---------
      Net stockholders' deficit                          (50,738)    (57,853)
                                                      ----------   ---------
                                                      $1,027,335   $ 941,291
                                                      ==========   =========

See accompanying notes to consolidated financial statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three months ended      Six months ended
                                                        June 30,              June 30,
                                                  ------------------      ----------------
                                                   1999        1998       1999        1998
                                                  ------      -----       ----        ----
                                             (in thousands except share and per share amounts)
Revenues:
Leasing                                           $50,022     $33,373   $ 97,597    $65,234
Sales:
 New units                                         16,186       9,571     31,209     18,741
 Rental equipment                                   6,475       3,832     11,531      7,278
Delivery and installation                          15,895      10,941     29,555     18,838
Other                                              10,172       5,864     17,452     11,643
                                                  -------     -------   --------    -------

      Total revenues                               98,750      63,581    187,344    121,734
                                                  -------     -------   --------    -------
Costs of sales and services:
 Leasing:
  Depreciation and amortization                     8,397       6,133     16,997     12,046
  Other direct leasing costs                        7,395       4,932     13,939      9,686
 Sales:
  New units                                        13,286       7,748     25,534     15,250
  Rental equipment                                  4,995       2,887      8,780      5,353
 Delivery and installation                         11,302       7,551     21,267     13,414
 Other                                              2,904       1,076      4,015      2,354
                                                  -------     -------   --------    -------
      Total costs of sales and services            48,279      30,327     90,532     58,103
                                                  -------     -------   --------    -------

      Gross profit                                 50,471      33,254     96,812     63,631
                                                  -------     -------   --------    -------

Selling, general and administrative expenses       17,666      12,898     35,943     26,532
Other depreciation and amortization                 4,012       1,894      7,744      3,433
Interest, including amortization of deferred
 financing costs                                   20,475      14,363     40,749     28,420
                                                  -------     -------   --------    -------

      Total operating expenses                     42,153      29,155     84,436     58,385
                                                  -------     -------   --------    -------

      Income before income taxes                    8,318       4,099     12,376      5,246
Income tax expense                                  3,896       1,581      5,939      2,039
                                                  -------     -------   --------    -------

      Net Income                                  $ 4,422     $ 2,518   $  6,437    $ 3,207
                                                  =======     =======   ========    =======

Earnings per common share                         $  0.71     $  0.51   $   1.04    $  0.65
                                                  =======     =======   ========    =======

Earnings per common share, assuming dilution      $  0.68     $  0.49   $   0.98    $  0.62
                                                  =======     =======   ========    =======

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Six months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                          1999        1998
                                                       ---------    --------
                                                       (dollars in thousands)
Cash flows from operating activities:
   Net income                                          $   6,437     $ 3,207
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                      27,196      17,161
       Provision for bad debts                             1,904       1,203
       Deferred income tax expense                         5,494       1,964
       Non-cash option compensation expense                  703         ---
       Gain on sale of rental equipment                   (2,751)     (1,925)
       Increase in net trade accounts receivable          (7,892)     (7,137)
       Decrease in other assets                              132       1,372
       Increase in accrued expenses                        1,779       1,285
       Other                                               1,775       7,562
                                                       ---------    --------

         Net cash provided by operating activities        34,777      24,692
                                                       ---------    --------
Cash flows from investing activities:
   Rental equipment additions                            (56,428)    (65,048)
   Proceeds from sales of rental equipment                11,531       7,278
   Purchases of property and equipment, net               (8,462)     (6,741)
   Purchase of Evergreen Mobile Company, net
     of cash acquired                                    (37,000)        ---
                                                       ---------    --------
          Net cash used in investing activities        $ (90,359)   $(64,511)
                                                       ---------    --------

                                                                     (continued)

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)

                                                          1999        1998
                                                       ---------    --------
                                                       (dollars in thousands)
Cash flows from financing activities:
   Repayment of promissory note payable                $     ---   $ (21,834)
   Proceeds from long-term debt                          247,232     186,230
   Repayment of long-term debt                          (191,658)   (124,122)
   Increase in deferred financing costs                      (46)       (315)
   Payments to acquire treasury stock                        ---         (55)
                                                       ---------    --------

       Net cash provided by financing activities          55,528      39,904
                                                       ---------    --------
       Net (decrease) increase in cash                       (54)         85
Cash at beginning of period                                  800         296
                                                       ---------    --------

Cash at end of period                                  $     746    $    381
                                                       =========    ========
Supplemental cash flow information:
   Cash paid for income taxes                          $     175    $     85
                                                       =========    ========

   Cash paid for interest                              $  38,066    $ 26,558
                                                       =========    ========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                  (Dollars in thousands, except share amounts)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Scotsman Holdings, Inc. ("Holdings") was organized in November, 1993 for the purpose of acquiring Williams Scotsman, Inc. ("Scotsman"). Holdings and Scotsman are collectively referred to as the "Company." The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on the Company's common stock, or cash interest to be paid on notes of the Company, are dependent upon the cash flow of Scotsman.

(2)  FINANCIAL STATEMENTS

     The financial information for the six months ended June 30, 1999 and 1998 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30,1999 and its operating results and cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3)  ACQUISITION

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

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenants not to compete, which are being amortized on a straight line basis over periods of 21 to 86 months. As of June 30, 1999 and 1998, accumulated amortization was $4,389 and $246, respectively.

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


(5)  EARNINGS PER SHARE

     Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

     The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                               Three months ended    Six months ended
                                                    June 30,              June 30,
                                               ------------------    ----------------
                                                1999        1998      1999      1998
                                               ------      ------    ------    ------
   Weighted-average shares - basic earnings
     per share                                 6,196,674 4,919,186  6,196,674 4,919,658

     Effect of employee stock options            349,375   227,476    353,017   228,196
                                               --------- ---------  --------- ---------

   Weighted-average shares - diluted earnings
     per share                                 6,546,049 5,146,662  6,549,691 5,147,854
                                               ========= =========  ========= =========

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(6)  INCOME TAXES

     The difference between the Company's reported tax provision for the three and six months ended June 30, 1999 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,437 and $2,639, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

  Certain statements in this Form 10-Q for the quarter ended June 30,1999 constitute "forward-looking statements" within the meaning of Section 27Aof the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, to locate and finance acquisitions, and to integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; risks associated with the "Year 2000" phenomenon; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that maybe made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

      The results of operations for the three and six month periods ended June 30, 1999 include the effect of three acquisitions completed during the 12-month period then ended. These acquisitions added a total of approximately 17,500 units.


      Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998.

      Revenues in the quarter ended June 30, 1999 were $98.8 million, a $35.2 million or 55.3% increase from revenues of $63.6 million in the same period of 1998. The increase resulted from a $16.6 million or 49.9% increase in leasing revenue, a $6.6 million or 69.1% increase in new unit sales revenue, a $5.0 or 45.3% increase in delivery and installation revenue, a $2.6 million or 69.0% increase in revenue from sale of used units and a $4.3 million or 73.5% increase in other revenue. The increase in leasing revenue is attributable to a 45.8% increase in the average lease fleet to approximately 74,200 units at June 30, 1999, combined with an increase of $3 in the average monthly rental rate and stable average fleet utilization of 85%. The increase in new and used sales revenue is primarily due to the effect of the acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sale revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture, and relocation services provided for customer-owned units.

      Gross profit for the quarter ended June 30, 1999 was $50.5 million, a $17.2 million or 51.8% increase from the second quarter of 1998 gross profit of $33.3 million. This increase is primarily a result of an increase in leasing gross profit of $11.9 million or 53.4% and an increase in the gross profit from other revenue of $2.5 million or 51.8%. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 66.8% in 1998 to 68.4% in 1999. Excluding depreciation and amortization, leasing margins remained unchanged at 85.2%. The increase in gross profit from other revenue is primarily related to the increase in revenue noted above.

      Selling, general and administrative ("SG&A") expenses increased by $4.8 million or 37.0% from 1998. This increase is the result of the growth experienced by the Company both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on the fleet size as noted above, the Company's branch network has expanded from 76 branches at June 30, 1998 to 83 branches at June 30, 1999. The overall increases in SG&A are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

      Other depreciation and amortization increased by $2.1 million to $4.0 million for the quarter ended June 30, 1999 from the same period of 1998. Of this increase, $1.4 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and fleet as discussed above.

      Interest expense increased by $6.1 million or 42.6% to $20.5 million in 1999 from $14.4 million in 1998. This increase is the result of increased borrowings to finance acquisitions and other fleet and branch growth.


      Six Months Ended June 30, 1999 Compared with Six Months Ended June 30,
1998.

      Revenues in the six months ended June 30, 1999 were $187.3 million, a $65.6 million or 53.9% increase from revenues of $121.7 million in the same period of 1998. The increase resulted from a $32.4 million or 49.6% increase in leasing revenue, a $12.5 million or 66.5% increase in new unit sales revenue, a $10.7 or 56.9% increase in delivery and installation revenue, a $4.3 million or 58.4% increase in revenue from sale of used units and a $5.8 million or 49.9% increase in other revenue. The increase in leasing revenue is attributable to a 47.9% increase in the average lease fleet to approximately 73,100 units for the six months ended June 30, 1999, combined with an increase of $3 in the average monthly rental rate and a decrease of one percentage point in average fleet utilization to 85%. The increase in new and used sales revenue is primarily due to the effect of the acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sale revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture. Additionally, revenue associated with a large project to relocate customer-owned units was recognized during the period ended June 30, 1999.

      Gross profit for the six months ended June 30, 1999 was $96.8 million, a $33.2 million or 52.1% increase from 1998 gross profit of $63.6 million. This increase is primarily a result of an increase in leasing gross profit of $23.2 million or 53.2%, an increase in gross profit from new sales of $2.2 million or 62.6%, an increase in delivery and installation gross profit of $2.9 million or 52.8% and an increase in the gross profit from other revenue of $4.1 million or 44.7%. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 66.7% in 1998 to 68.3% in 1999. Excluding depreciation and amortization, leasing margins increased slightly from 85.2% in 1998 to 85.7% in 1999. The increases in gross profit from new sales and delivery and installation are primarily due to the increases in revenue as discussed above. The increase in gross profit from other revenue is primarily related to the overall revenue increases noted above.

      SG&A expenses increased by $9.4 million or 35.5% from 1998. This increase is the result of the growth experienced by the Company both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on the fleet size as noted above, the Company's branch network has expanded from 76 branches at June 30, 1998 to 83 branches at June 30, 1999. The overall increases in SG&A are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

      Other depreciation and amortization increased by $4.3 million to $7.7 million for the six months ended June 30, 1999 from the same period of 1998. Of this increase, $2.6 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and fleet as discussed above.

      Interest expense increased by $12.3 million or 43.4% to $40.7 million in 1999 from $28.4 million in 1998. This increase is the result of increased borrowings to finance acquisitions and other fleet and branch growth.

LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 30, 1999 and 1998, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $34.8 million and $24.7 million for the six months ended June 30, 1999 and 1998, respectively, was largely generated by the rental of units from the Company's lease fleet and sales of new mobile office units.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $29.5 million or 59.9% to $78.6 million for the first half of 1999 compared to $49.1 million for the same period of 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet, stable utilization and an increase in the average monthly rental rate, offset by increased SG&A expenses required to support the increased activities during the first half of 1999.

  Cash flow used in investing activities was $90.4 million and $64.5 million in the six months ended June 30, 1999 and 1998, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $55.5 million and $39.9 million in the six months ended June 30, 1999 and 1998, respectively, was primarily from borrowings under the line of credit. In 1998, Scotsman paid dividends to the Company primarily to effect the repayment of a promissory note in the amount of $21,834.

  The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

IMPACT OF THE YEAR 2000

  The Company has developed a comprehensive Year 2000 Compliance Plan designed to ensure that all of its significant or "mission critical" computer systems will function properly with respect to dates in the year 2000 and beyond. To date, the Company has completed all phases of its plan, including the assessment, remediation, testing and implementation of its key business computer applications affected by the Year 2000 issue. During the past three years, the Company has upgraded and/or replaced certain computer hardware and software systems that are significant to its business operations. Such systems have been determined to be Year 2000 compliant. Modification and testing of software applications has been completed and the software is currently operational. Many of these system replacements/upgrades were a part of the Company's business expansion and technology initiatives and were not undertaken in response to Year2000 issues. Additionally, the Company has surveyed its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. Lastly, the Company's products and services are not directly impacted by the Year 2000 issue as there are no computer processors or embedded systems in our products that make use of century date logic. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. However, due to the geographic diversity of the Company's 83 branch offices and the regionalized nature of manufacturers and other vendors servicing the branch network, the likelihood of Year 2000 failures having a material impact on the conduct of our daily business operations is not significant. Total costs related to Year 2000 initiatives are insignificant to the Company's results of operations or financial position. The Company has prepared a contingency plan for all mission critical computer applications that could be impacted by the Year 2000 issue. The contingency plan involves manual workarounds, use of alternate vendors and manufacturers and adjusting staffing strategies.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


     (a)   Exhibits.

           None

     (b) Reports on Form 8-K.

           None

SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCOTSMAN HOLDINGS, INC.



                                          By: /s/ Gerard E. Keefe
                                              ---------------------------------
                                              Gerard E. Keefe
                                              Senior Vice President and
                                              Chief Financial Officer

Dated: August 13, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                        Capacity                       Date
          ----                        --------                       ----

/s/ Gerard E. Keefe             Senior Vice President and       August 13, 1999
-----------------------------   Chief Financial Officer
Gerard E. Keefe


/s/ Katherine K. Giannelli      Vice President and Controller   August 13, 1999
-----------------------------
Katherine K. Giannelli