Form 10-Q
period 1999-09-30
SCOTSMAN HOLDINGS INC
filed 1999-11-12
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of September 30, 1999, 6,196,674 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----

         Item 1.  Financial Statements


         Consolidated Balance Sheets at September 30, 1999                1
         and December 31, 1998

         Consolidated Statements of Operations for the three
         and nine months ended September 30, 1999 and 1998                2

         Consolidated Statements of Cash Flows for the nine               3
         months ended September 30, 1999 and 1998

         Notes to Consolidated Financial Statements                       5


         Item 2.  Management's Discussion and Analysis of                 8
                  Financial Condition and Results of Operations


PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                       12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                          September 30,
                                                              1999      December 31,
         Assets                                           (Unaudited)       1998
                                                          -----------   -------------
                                                             (dollars in thousands)
Cash                                                      $       702    $       800
Trade accounts receivable, less allowance for
   doubtful accounts                                           65,282         39,244
Prepaid expenses and other current assets                      18,732         13,976

Rental equipment, net of accumulated depreciation of
   $120,366 in 1999 and $102,614 in 1998                      714,169        640,634

Property and equipment, net                                    53,813         46,679
Deferred financing costs, net                                  21,524         25,161
Goodwill and other intangible assets, net                     174,351        159,817
Other assets                                                   17,320         14,980
                                                             --------        -------
                                                          $ 1,065,893    $   941,291
                                                            =========        =======
 Liabilities and Stockholders' Equity

Accounts payable                                          $    18,047    $    12,651
Accrued expenses                                               40,375         26,220
Rents billed in advance                                        23,837         21,702
Long-term debt                                                914,943        845,447
Deferred income taxes                                         112,531         93,124
                                                             --------        -------

      Total liabilities                                     1,109,733        999,144
                                                            ---------        -------

Stockholders' equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued 9,507,407 shares                              95             95
   Additional paid-in capital                                 232,881        231,826
   Retained earnings                                           19,040          6,082
                                                             --------       --------

                                                              252,016        238,003

Less treasury stock, at cost - 3,310,733 common shares       (295,856)      (295,856)
                                                            ---------        -------
         Net stockholders' deficit                            (43,840)       (57,853)
                                                            ---------       --------
                                                          $ 1,065,893    $   941,291
                                                            =========        =======

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three months ended      Nine months ended
                                                          September 30,         September 30,
                                                       1999        1998        1999       1998
                                                      --------    -------      ------    -------
                                                   (in thousands except share and per share amounts)

Revenues:
   Leasing                                            $ 51,324   $ 39,650    $148,921   $104,884
   Sales:
      New units                                         22,869     15,694      54,078     34,435
      Rental equipment                                  22,885     14,476      52,440     33,314
   Delivery and installation                             5,071      3,745      16,602     11,023
   Other                                                10,763      6,874      28,215     18,517
                                                      --------    -------      ------    -------


                  Total revenues                       112,912     80,439     300,256    202,173
                                                      --------    -------      ------    -------
Costs of sales and services:
   Leasing:
      Depreciation and amortization                      8,538      6,894      25,535     18,940
      Other direct leasing costs                         8,828      5,943      22,767     15,629
   Sales:
      New units                                         18,656     13,298      44,190     28,548
      Rental equipment                                   3,729      2,871      12,509      8,170
   Delivery and installation                            16,608     10,335      37,875     23,749
   Other                                                 2,088      1,511       6,103      3,865
                                                      --------    -------      ------    -------

                  Total costs of sales and services     58,447     40,798     148,979     98,901
                                                      --------    -------      ------    -------


                  Gross profit                          54,656     39,641     151,277    103,272
                                                      --------    -------      ------    -------


Selling, general and administrative expenses            17,369     15,223      53,312     41,755
Other depreciation and amortization                      4,069      2,446      11,813      5,879
Interest, including amortization of deferred
   financing costs                                      21,136     16,656      61,885     45,076
                                                      --------    -------      ------    -------


                  Total operating expenses              42,574     34,325     127,010     92,710
                                                      --------    -------      ------    -------

                  Income before income taxes            11,891      5,316      24,267     10,562
Income tax expense                                       5,323      5,582      11,262      7,621
                                                      --------    -------      ------    -------


                  Net Income (Loss)                   $  6,568   $   (266)   $ 13,005   $  2,941
                                                      ========   ========    ========   ========

Earnings (loss) per common share                      $   1.06   $  (0.05)   $   2.10   $   0.58
                                                      ========   ========    ========   ========


Earnings (loss) per common share, assuming dilution   $   1.00   $  (0.05)   $   1.99   $   0.55
                                                      ========   ========    ========   ========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                          1999             1998
                                                                                          ----             ----
                                                                                         (dollars in thousands)
Cash flows from operating activities:
    Net income                                                                         $13,005         $  2,941
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            41,031           27,461
               Provision for bad debts                                                   2,756            1,769
               Deferred income tax expense                                              10,762            7,508
               Non-cash option compensation expense                                      1,055            2,044
               Gain on sale of rental equipment                                         (4,093)          (2,853)
               Increase in net trade accounts receivable                               (26,279)         (15,305)
               Increase in other assets                                                   (729)            (339)
               Increase in accrued expenses                                             13,155           12,102
               Other                                                                    (1,143)           4,946
                                                                                       -------            -----

                    Net cash provided by operating activities                           49,520           40,274
                                                                                        ------           ------

Cash flows from investing activities:
    Rental equipment additions                                                         (87,599)         (95,741)
    Proceeds from sales of rental equipment                                             16,602           11,023
    Purchases of property and equipment, net                                           (11,015)          (8,283)
    Purchase of Evergreen Mobile Company in 1999 and
       Space Master International in 1998, net of cash acquired                        (37,000)        (272,862)
                                                                                        ------         ---------

                    Net cash used in investing activities                       $     (119,012)       $(365,863)
                                                                                       -------          --------

                                                                                                      (continued)



                                          SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows (continued)
                                                       (Unaudited)


                                                                                          1999             1998
                                                                                          ----             ----
                                                                                         (dollars in thousands)
Cash flows from financing activities:
    Repayment of promissory note payable                                             $     ---         $(21,934)
    Proceeds from long-term debt                                                       362,892          490,492
    Repayment of long-term debt                                                       (293,397)        (201,110)
    Increase in deferred financing costs                                                   (46)          (6,097)
    Payments to acquire treasury stock                                                     (55)             (64)
    Equity contribution                                                                    ---           64,620
                                                                                        ------         --------

               Net cash provided by financing activities                                69,394          326,007
                                                                                        ------         --------

               Net (decrease) increase in cash                                             (98)             431
Cash at beginning of period                                                                800              296
                                                                                       -------          -------

Cash at end of period                                                           $          702        $     727
                                                                                       =======         ========

Supplemental cash flow information:
    Cash paid for income taxes                                                  $          205       $      151
                                                                                       =======        =========

    Cash paid for interest                                                      $       47,686         $ 31,334
                                                                                       =======        =========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)

(1)    ORGANIZATION AND BASIS OF PRESENTATION

       Scotsman Holdings, Inc. ("Holdings") was organized in November, 1993 for the purpose of acquiring Williams Scotsman, Inc. ("Scotsman"). Holdings and Scotsman are collectively referred to as the "Company". The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on the Company's common stock, or cash interest to be paid on notes of the Company, are dependent upon the cash flow of Scotsman.

(2)    FINANCIAL STATEMENTS

       The financial information for the nine months ended September 30, 1999 and 1998 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30,1999 and its operating results and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4)    GOODWILL AND OTHER INTANGIBLE ASSETS

       The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenants not to compete, which are being amortized on a straight line basis over periods of 21 to 86 months. As of September 30, 1999 and 1998, accumulated amortization was $5,809 and $605, respectively.

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

       The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                      Three months ended      Nine months ended
                                                                        September 30,             September 30,
                                                                        -------------             -------------
                                                                       1999       1998         1999          1998
                                                                       ----       ----         ----          ----

    Weighted-average shares - basic earnings
               per share                                        6,196,674      5,335,133       6,196,674      5,059,671

       Effect of employee stock options                          346,545             ---         350,859        246,216
                                                                ---------      ---------       ---------      ---------

    Weighted-average shares - diluted earnings
               per share                                        6,543,219      5,335,133       6,547,533      5,305,887
                                                                =========      =========       =========      =========

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(6)    INCOME TAXES

       The difference between the Company's reported tax provision for the three and nine months ended September 30, 1999 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,420 and $4,059, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

 Certain statements in this Form 10-Q for the quarter ended September 30,1999 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, to locate and finance acquisitions, and to integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; risks associated with the "Year 2000" phenomenon; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that maybe made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

         The results of operations for the three and nine month periods ended September 30, 1999 include the effect of three acquisitions completed over a nine-month period ended February 1999. These acquisitions added a total of approximately 17,500 units with the most significant addition taking place in September 1998.

         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Revenues in the quarter ended September 30, 1999 were $112.9 million, a $32.5 million or 40.4% increase from revenues of $80.4 million in the same period of 1998. The increase resulted from an $11.7 million or 29.4% increase in leasing revenue, a $7.2 million or 45.7% increase in new unit sales revenue, an $8.4 million or 58.1% increase in delivery and installation revenue, a $1.3 million or 35.4% increase in revenue from sale of used units and a $3.9 million or 56.6% increase in other revenue. The increase in leasing revenue is attributable to a 26.1% increase in the average lease fleet to approximately 76,800 units at September 30, 1999, combined with an increase of $4 in the average monthly rental rate and a stable average fleet utilization of 86%. The increase in new and used sales revenue is primarily due to the effect of the acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sale revenue described above. Other revenue increased as a result of increases in the rental of steps and relocation services provided for customer-owned units.

         Gross profit for the quarter ended September 30, 1999 was $54.5 million, a $14.8 million or 37.4% increase from the third quarter of 1998 gross profit of $39.6 million. This increase is primarily the result of an increase in leasing gross profit of $7.1 million or 26.6%, an increase in new unit sales of $1.8 million or 75.8%, an increase in delivery and installation of $2.1 million or 51.6% and an increase in other gross profit of $3.3 million or 61.8%. The increase in leasing gross profit is a result of the increase in leasing revenue described above offset by a slight decrease in leasing margins from 67.6% in 1998 and 66.2% in 1999. Excluding depreciation and amortization, leasing margins decreased to 82.8% at September 30, 1999 from 85% at September 30, 1998. The increase in gross profit from other revenue is primarily related to the increase in revenue noted above.

         Other depreciation and amortization increased by $1.6 million to $4.1 million for the quarter ended September 30, 1999 from the same period in 1998. Of this increase, $1.4 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and fleet as discussed above.

         Selling, general and administrative ("SG&A") expenses increased by $2.1 million or 14.1% from $15.2 million in the same period of 1998. This increase is the result of the growth experienced by the Company both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on the fleet size as noted above, the Company's branch network has expanded from 78 branches at September 30, 1998 to 83 branches at September 30, 1999. The overall increases in SG&A are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

         Interest expense increased by $4.5 million or 26.9% to $21.1 million in 1999 from $16.7 million in 1998. This increase in the result of increased borrowings to finance acquisitions and other fleet and branch growth.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

         Revenues for the nine months ended September 30, 1999 were $300.3 million, a $98.1 million or 48.5% increase from revenues of $202.2 million in the same period of 1998. The increase resulted from a $44.0 million or 42.0% increase in leasing revenue, a $19.6 million or 57% increase in new unit sales revenue, a $19.1 million or 57.4% increase in delivery and installation revenue, a $5.6 million or 50.6% increase in revenue from sales of used units and a $9.9 million or 52.4% increase in other revenue. The increase in leasing revenue is attributable to a 38.6% increase in the average lease fleet to approximately 74,300 units for the nine months ended September 30, 1999 combined with an increase of $3 in the average monthly rental rate while the average fleet utilization remained consistent at 85%. The increase in new and used sales revenue is primarily due to the effect of acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sale revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture and the relocation of customer-owned units.

         Gross profit for the nine months ended September 30, 1999 was $151.2 million, a $48.0 million or 46.5% increase from 1998 gross profit of $103.3 million. This increase is primarily the result of an increase in leasing gross profit of $30.3 million or 43.1%, an increase in gross profit from new sales of $4.0 million or 68%, an increase in delivery and installation gross profit of $5.0 million or 52.3%, an increase in gross profit from the sale of used units of $1.2 million or 43.5% and an increase in the gross profit from other revenue of $7.5 million or 50.9%. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with a slight increase in leasing margins from 67.0% in 1998 to 67.6% in 1999. Excluding depreciation and amortization, leasing margins decreased slightly from 85.1% in 1998 to 84.7% in 1999. The increases in gross profit from new sales and delivery and installation are primarily due to the increases in revenue as discussed above. The increase in gross profit from other revenue is primarily related to the overall revenue increases noted above.

         Other depreciation and amortization increased by $5.9 million to $11.8 million for the nine months ended September 30, 1999 from the same period in 1998. Of this increase, $4.1 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and fleet as described above.

         SG&A expenses increased by $11.6 million or 27.7% from 1998. This increase is the result of the growth experienced by the Company both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on fleet size as noted above, the Company's branch network has expanded from 78 branches at September 30, 1998 to 83 branches at September 30, 1999. The overall increases in SG&A are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

         Interest expense increased $16.9 million or 37.4% to $61.9 million in 1999 from $45.0 million in 1998. This increase is the result of increased borrowings to finance acquisitions and other fleet and branch growth.


LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended September 30, 1999 and 1998, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $49.5 million and $40.3 million for the nine months ended September 30, 1999 and 1998, respectively, was largely generated by the rental of units from the Company's lease fleet and sales of new mobile office units.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $43.0 million or 52.2% to $124.6 million for the nine months ended September 30, 1999 compared to $82.5 million for the same period of 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet, stable utilization and an increase in the average monthly rental rate, offset by increased SG&A expenses required to support the increased activities during the nine months ended September 30, 1999.

   Cash flow used in investing activities was $119.0 million and $365.9 million in the nine months ended September 30, 1999 and 1998, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $69.4 million and $326.0 million in the nine months ended September 30, 1999 and 1998, respectively, was primarily from borrowings under the line of credit. In 1998, the Company paid dividends to its parent company in the amount of $22.8 million primarily to effect the repayment of its promissory note.

   Effective September 15, 1999, the Company's Credit Agreement was amended which modified its borrowing base calculation. Availability under the amended Credit Agreement was $79.8 million at September 30, 1999. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.


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

                           PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.


       (a)      Exhibits.

                10.8 First Amendment to Credit Agreement dated as of July 7, 1999 (Incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q of Williams Scotsman, Inc. (Commission Act File No: 33-68444) for the quarter ended September 30, 1999 (the "Scotsman 1999 3Q 10-Q")).

                10.9 Second Amendment to Credit Agreement dated as of September 15, 1999 (Incorporated by reference to Exhibit 10.9 to the Scotsman 1999 3Q 10-Q)).

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

Dated: November __, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                                   CAPACITY                         DATE
               ----                                   --------                         ----
  /s/ Gerard E. Keefe                           Senior Vice President and         November __, 1999
----------------------------------              Chief Financial Officer
Gerard E. Keefe


 /s/ Katherine K. Giannelli                     Vice President and Controller     November __, 1999
---------------------------------
Katherine K. Giannelli

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SCOTSMAN HOLDINGS, INC.



                                               By:
                                                  ----------------------------
                                                    Gerard E. Keefe
                                                    Senior Vice President and
                                                    Chief Financial Officer


Dated: November __, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                                                 CAPACITY                          DATE
     ----                                                 --------                          ----
                                                     Senior Vice President and          November __, 1999
-------------------------                            Chief Financial Officer
Gerard E. Keefe


                                                     Vice President and Controller      November__, 1999
-------------------------
Katherine K. Giannelli