Form 10-K
period 1999-12-31
SCOTSMAN HOLDINGS INC
filed 2000-03-30
CIK 923144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   (Mark One)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________
                      Commission File Number:  033-78954

                            SCOTSMAN HOLDINGS, INC.
            (Exact name of Registrant as specified in its Charter)

              Delaware                                          52-1862719
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        8211 Town Center Drive                                     21236
         Baltimore, Maryland                                     (Zip Code)
 (Address of principal executive offices)

Registrants' telephone number, including area code: (410) 931-6000 Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
             None                                       None
---------------------------------    -------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:


                                     None
--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No__
                                               -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 30, 2000, 6,196,674 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                    PART I

Item 1.   Business

General

     Scotsman Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of Delaware in November 1993 for the purpose of acquiring Williams Scotsman, Inc. ("Scotsman"). The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, the Company is dependent upon the cash flows of Scotsman for all its cash needs. Founded in 1946, Scotsman is the second largest lessor of mobile office and storage units in the United States with over 79,500 units leased through 83 branch offices in 39 states and Canada. Scotsman's fleet provides high quality, cost-effective relocatable space solutions to over 24,000 customers in 467 industries including construction, education, healthcare and retail. In addition to its core leasing operations, Scotsman sells new and previously leased mobile office units and provides delivery, installation and other ancillary products and services.

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

Forward Looking Statements

     Certain statements in this Form 10-K for the year ended December 31, 1999 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Acquisition of Evergreen Mobile Company

     On February 1, 1999, Scotsman acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation ("Evergreen"), at a net purchase price of $36.2 million, in a transaction accounted for under the purchase method of accounting. At the time of the acquisition, Evergreen was the largest mobile office dealer in the state of Washington with a fleet of approximately 2,000 units. (See note 1 of the Notes to Consolidated Financial Statements.) The acquisition was financed with borrowings under the Company's amended credit facility.

Acquisition of Space Master International, Inc.

     On September 1, 1998, Scotsman acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), at a net purchase price of $272.2 million, in a transaction accounted for under the purchase method of accounting. At the time of the acquisition, SMI was the third largest company in the U.S. mobile office industry ranked by fleet size, with a lease fleet of approximately 12,800 units through a network of 26 branches in 13 states, concentrated in the Southeast. (See note 1 of the Notes to Consolidated Financial Statements.) The acquisition was financed in part with borrowings under Scotsman's amended credit facility and in part with proceeds from the issuance of 1,278,939 shares of Holdings common stock (at a price of $50.67 per share) to its equity sponsors Cypress Merchant Banking Partners L.P., Cypress Offshore Partners L.P., Scotsman Partners, L.P. and Odyssey Investment Partners Fund, LP.

Recapitalization

     Pursuant to a recapitalization agreement, on May 22, 1997, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million in cash. Such amounts have not been restated for the three-for-one stock split granted by Holdings in December 1997. In related transactions on the same date or in a series of subsequent transactions through December 1997, Holdings and Scotsman purchased or repaid all of the outstanding indebtedness. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $18.3 million. The transactions described above are collectively referred to herein as the "Recapitalization". (See note 1 of the Notes to the Consolidated Financial Statements.)

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

     Management's business and growth strategy includes the following:

     Fleet and Branch Expansion. Scotsman plans to continue to capitalize on the industry's favorable growth trends by increasing customer penetration and fleet size in existing markets. In addition, Scotsman plans to open branches in new markets where positive business fundamentals exist. From January 1, 1997 to December 31, 1999, Scotsman increased its number of branches from 56 to 83 and the number of units from approximately 40,600 to 79,500 as a result of acquisitions and general fleet expansion. Scotsman plans to continue expanding its network.

     Selective Fleet Acquisitions. To complement its fleet and branch expansion, Scotsman plans to capitalize on the industry's fragmentation and expand its geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. From January 1, 1997 to December 31, 1999, Scotsman made nine acquisitions of approximately 19,600 units for a total purchase price of $325.9 million, including the purchase of SMI in 1998, which added approximately 12,800 mobile office units at a total purchase price of $272.7 million. Units added through acquisitions have accounted for approximately 46% of the value of Scotsman's total fleet purchases during this period (approximately 15% excluding SMI).

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

Employees

     At December 31, 1999, Scotsman employed 1,020 persons. None of Scotsman's employees are covered by a collective bargaining agreement. Scotsman considers its relationship with its employees to be good.

     The Company has no employees other than its officers, all of whom are also officers of Scotsman.

Regulatory Matters

     The Company must comply with various federal, state and local environmental, health and safety laws and regulations in connection with its operations. The Company believes that it is in substantial compliance with these laws and regulations. In addition to compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current properties owned or leased by the Company. The Company believes that its liability, if any, for any environmental remediation will have no material adverse effect on its financial condition.

     A portion of the Company's units is subject to regulation in certain states under motor vehicle and similar registration and certificate of title statutes. The Company believes that it has complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to mobile office units. If laws in other states are changed to require registration, the Company could be subject to additional costs, fees and taxes. The Company does not believe that these costs would be material to its financial condition.

Item 2.   Properties

     Scotsman's headquarters is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Additionally, Scotsman leases approximately 74% of its 83 branch locations and owns the balance. Management believes that none of Scotsman's owned or leased facilities, individually, is material to the operations of Scotsman.

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

     During 1999, Scotsman paid dividends to Holdings totaling $55,000 for normal operating expenses. Scotsman does not intend to pay any further dividends in the foreseeable future, other than for the normal operating expenses of Holdings, but reserves the right to do so.

     Pursuant to the Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan (the "1997 Plan"), options for 29,800 shares of Holdings common stock were granted during 1999. No options were excercised during 1999 and no shares of Holdings' common stock were issued during 1999 upon the exercise of previously granted options.

Item 6.   Selected Historical Financial Data

The following tables summarize certain selected historical financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere herein. The selected historical financial data set forth below for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999 and as of the end of each of such periods have been derived from the audited Financial Statements.

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                          1995       1996       1997       1998        1999
                                                          ----       ----       ----       ----        ----
                                                           (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
 Leasing                                                $ 86,765   $104,438  $ 120,266   $152,221   $  201,820
 Sales:
  New units                                               23,126     28,042     41,926     46,448       73,001
  Rental equipment                                         9,733     12,331     13,120     15,530       22,369
 Delivery and installation                                28,162     32,767     38,626     47,002       71,245
 Other                                                    10,734     17,568     22,252     25,893       37,370
                                                        --------   --------  ---------   --------   ----------
  Total                                                 $158,520   $195,146  $ 236,190   $287,094   $  405,805
==============================================================================================================

Gross profit:
 Leasing                                                $ 47,898   $ 56,916  $  71,237   $101,036      136,543
 Sales:
  New units                                                3,853      4,999      6,685      8,099       12,678
  Rental equipment                                         2,080      2,618      3,521      3,730        5,133
 Delivery and installation                                 6,114      7,520     10,914     12,083       18,886
 Other                                                     8,108     13,594     15,480     20,393       29,949
                                                        --------   --------  ---------   --------   ----------
  Total                                                 $ 68,053   $ 85,647  $ 107,837   $145,341   $  203,189
==============================================================================================================

Selling, general and administrative
 expenses                                               $ 36,366   $ 42,320  $  46,312   $ 58,152   $   71,480
Recapitalization expenses (1)                                ---        ---      5,105        ---          ---
Earnings (loss) from continuing
 operations before extraordinary item                      2,679      7,086      4,530      3,724       17,271
Earnings (loss) from continuing
 operations before extraordinary
 item per common share                                  $    .26   $    .69  $     .65   $    .70   $     2.79
                                                        ========   ========  =========   ========   ==========
Ratio of earnings to fixed charges (2)                      1.2x       1.4x       1.2x       1.2x   1.4x
==============================================================================================================
EBITDA (3)                                              $ 56,479   $ 75,315  $  92,351   $117,519   $  168,161
==============================================================================================================

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                          1995       1996       1997       1998        1999
                                                          ----       ----       ----       ----        ----
                                                           (Dollars in thousands, except per share amounts)
Balance Sheet Data:
Rental equipment, net                                   $324,207   $356,183  $ 403,528   $640,634   $  726,924
Total assets                                             384,616    429,546    514,175    941,291    1,066,467
Long-term debt                                           265,812    294,827    533,304    845,447      915,823
Stockholder's equity (deficit)                            41,346     46,443   (128,849)   (57,853)     (38,683)

     (1) Recapitalization expenses represent costs incurred in connection with the recapitalization of Holdings in May 1997. These expenses include $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options. (See note 1 of Notes to Consolidated Financial Statements.)

     (2) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings from continuing operations before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, expensed or capitalized, including amortization of deferred financing costs and debt discount and the estimated interest component of rent expense.

     (3) The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, non-cash compensation expense, recapitalization expenses, and extraordinary loss. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion regarding the financial condition and results of operations of the Company for the three years ended December 31, 1999 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Forward-Looking Statements".

General

     On February 1, 1999, Scotsman acquired all of the outstanding stock of Evergreen Mobile Company. See "Acquisition of Evergreen Mobile Company."

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

     Although a portion of Scotsman's business is with customers in industries that are cyclical in nature and subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and Scotsman's operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) Scotsman's typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 12 months, (ii) the flexibility and low cost offered to Scotsman's customers by leasing which may be an attractive alternative to capital purchases, (iii) Scotsman's ability to redeploy units during regional recessions and (iv) the diversity of Scotsman's industry segments and the geographic balance of Scotsman's operations (historically during economic slowdowns, the construction industry, which represented 27% of its 1999 revenues, experiences declines in utilization rates, while other customer segments including education, which represented 19% of 1999 revenue, are more stable).

Results of Operations

     1999 Compared With 1998. Revenues in 1999 were $405.8 million, a $118.7 million or 41.3% increase from revenues of $287.1 million in 1998. The increase resulted from a $49.6 million or 32.6% increase in leasing revenue, a $26.6 million or 57.2% increase in new sales revenue, a $24.2 million or 51.6% increase in delivery and installation revenue, a $6.8 million or 44% increase in used sales revenue and a $11.5 million or 44.3% increase in other revenue. The increase in leasing revenue is attributable to a 32% increase in average lease fleet to approximately 75,500 units and an increase of $2 in the average monthly rental rate, offset by a decrease in the average fleet utilization of one percent to 85%. The increase in new and used sales revenue is primarily due to the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue as described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer owned units.

     Gross profit in 1999 was $203.2 million, a $57.8 million or 39.8% increase from 1998 gross profit of $145.3 million. The increase resulted from a $35.5 million or 35.1% increase in leasing gross profit, a $4.6 million or 56.5% increase in new sales gross profit, a $6.8 million or 56.3% increase in delivery and installation gross profit and a $9.6 million or 46.9% increase in gross profit from other revenues. The increase in leasing gross profit is a result in the increase in leasing revenue described above combined with an increase in leasing margins from 66.4 % in 1998 to 67.7% in 1999. Excluding depreciation and amortization, leasing margins increased slightly from 84.5% in 1998 to 84.8% in 1999. The increase in gross profit from new sales and delivery and installation are primarily due to the increases in revenue as discussed above. The increase in gross profit from other revenue is primarily related to the overall revenue increases noted above.

     Selling, general and administrative (SG&A) expenses increased by $13.3 million or 22.9% from 1998. The increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1998. The Company's branch network has expanded from 80 branches at December 31, 1998 to 83 branches at December 31, 1999, while the fleet has grown by approximately 9,400 units from December 31, 1998. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth and a full year impact of field related costs associated with the SMI acquisition.

     Other depreciation and amortization increased from $9.6 million in 1998 to $15.9 million in 1999, $3.9 million of which relates to the amortization of goodwill and other intangible assets recorded in connection with both the Evergreen and SMI acquisitions (see note 2 of Notes to the Consolidated Financial Statements). The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and leased fleet as discussed above.

     Interest expense increased by 28.9% to $83.9 million in 1999 from $65.1 million in 1998. This increase is the result of the first full year effect of borrowings to finance the purchase of SMI in September 1998 and the result of financing the other fleet and branch growth, including the acquisition of Evergreen.

     The difference between the Company's reported tax provision for the year ended December 31, 1999 and the tax provision computed based on statutory rates is primarily attributable to non-deductible goodwill amortization expense of $5.1 million.

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


Liquidity and Capital Resources

     During 1997, 1998, and 1999, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $31.7 million in 1997, $42.7 million in 1998 and $72.3 million in 1999 was largely generated by the rental of units from Scotsman's lease fleet and sales of new mobile office units.

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

     Cash flow used in investing activities was $85.2 million in 1997, $390.4 million in 1998 and $142.7 million in 1999. Scotsman's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. Scotsman seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. During 1997, 1998 and 1999, Scotsman significantly increased its net capital expenditures through purchases of new units for the rental fleet, capital improvements and betterments for existing units and the acquisition of existing rental fleets, including SMI. These expenditures increased the size of the rental fleet by approximately 6,400 units during 1997 and 23,100 during 1998 and 9,400 units during 1999. This increased activity was in response to increased customer demand and a continuation of Scotsman's fleet acquisition strategy. The following table sets forth Scotsman's investment in its lease fleet for the periods indicated.

                                                                    Year Ended December 31,
                                                                   --------------------------
                                                                    1997      1998     1999
                                                                   -------  --------  -------
                                                                      (Dollars in millions)
(Dollars in millions)
Gross capital expenditures for rental
 equipment:
  New units and betterments................................        $ 80.0    $110.0   $115.0
  Acquisitions, excluding acquired businesses..............           7.4       9.2       --
                                                                   ------    ------   ------
                                                                     87.4     119.2    115.0
Purchase price allocated to fleet of acquired businesses...            --     157.2     24.2
Proceeds from sale of used rental equipment................         (13.1)    (15.5)   (22.4)
                                                                   ------    ------   ------
Net capital expenditures for rental
 equipment.................................................        $ 74.3    $260.9   $116.8
                                                                   ======    ======   ======

Lease fleet maintenance expenses included
   in the statement of operations..........................        $ 18.3    $ 23.4   $ 30.5
                                                                   ======    ======   ======

     Scotsman believes it can manage the capital requirements of its lease fleet, and thus its cash flow, through the careful monitoring of its lease fleet additions. During 1997, 1998 and 1999, Scotsman was able to sell used units in the ordinary course of business (excluding units sold pursuant to purchase options) at an average of more than 95% of their total capitalized cost and at a premium to net book value. Such capitalized costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and note (2) of Notes to Consolidated Financial Statements. Historically, Scotsman has recognized net gains on the sale of used units.

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

     Other capital expenditures of $10.9 million, $13.9 million and $13.9 million in 1997, 1998 and 1999, respectively, consist of those capital expenditures for items not directly related to the lease fleet, such as branch or headquarters equipment, leasehold improvements and management information systems.

     Cash provided by financing activities of $70.2 million in 1999 is comprised primarily of long-term borrowings. In 1999 Scotsman paid dividends to Holdings in the amount of $55,000 to fund normal operating expenses. Cash provided by financing activities of $347.3 million in 1998 is comprised primarily of long term borrowings and a capital contribution paid by Holdings to finance Scotsman's acquisition of SMI in September 1998. In 1998, Scotsman paid dividends to Holdings in the amount of $22.8 million primarily to effect the repayment of a promissory note of Holdings which was issued in connection with the Recapitalization. Cash provided by financing activities of $52.6 million in 1997 was primarily the result of a series of transactions related to the Recapitalization in May 1997, and is comprised of net borrowings from long term debt offset by dividends paid to Holdings primarily to effect the repurchase of its common stock and purchase its Senior Notes.

     In connection with the acquisition of SMI, Scotsman entered into an amended credit facility providing for revolver borrowings up to $540 million (subject to the satisfaction of certain requirements including a borrowing base test) and a $60 million term loan. Availability under the revolver is based on a borrowing base calculation, which was amended effective September 15,

1999, and was $74.0 million at December 31, 1999. Borrowings under the line may be used for working capital, acquisitions and general corporate purposes. At the Company's option, the revolving credit loans may be maintained as (a) Base Rate Loans which bear interest at the prime rate plus 1% or (b) Eurodollar Loans which bear interest at the Eurodollar Rate plus 2.25%. Beginning in 1998, the applicable margin used to calculate such interest rates may be reduced if the Company satisfies certain leverage ratios. Terms of the revolver, which matures May 21, 2002, are unchanged from the original credit agreement dated May 1997. The term loan, which matures May 21, 2005, bears interest at a rate of either prime plus 2.0% or the Eurodollar Rate plus 3.25%. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. The amended credit facility is guaranteed by Holdings and a subsidiary of the Company and is secured by a first priority security interest in substantially all the assets of the Company, Holdings and such subsidiary. The amended credit facility contains certain covenants including restrictions against mergers, acquisitions, and disposition of assets, voluntary prepayments of debt, financial covenants and certain other covenants.

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

Item 8.
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

Financial Statements:
                                                                                 Page
                                                                                 -----
Scotsman Holdings, Inc. and Subsidiaries:
     Independent Auditors' Report..............................................     18
     Consolidated Balance Sheets as of December 31, 1999 and 1998..............     19
     Consolidated Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997....................................     20
     Consolidated Statements of Changes in Stockholders' Equity for the years
          ended December 31, 1999, 1998 and 1997...............................     21
     Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997.....................................  22-23
     Notes to Consolidated Financial Statements................................  24-35

Williams Scotsman, Inc. and Subsidiaries:
     Independent Auditors' Report..............................................     36
     Consolidated Balance Sheets as of December 31, 1999 and 1998..............     37
     Consolidated Statements of Operations for the years ended
          December 31, 1999, 1998 and 1997.....................................     38
     Consolidated Statements of Changes in Stockholder's Equity for the years
          ended December 31, 1999, 1998 and 1997...............................     39
     Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997.....................................  40-41
     Notes to Consolidated Financial Statements................................  42-56

Financial Statement Schedules:
   Scotsman Holdings, Inc. and Subsidiaries:
     Schedule I - Condensed Financial Information of Registrant................     79

   Scotsman Holdings, Inc. and Subsidiaries:
     Schedule II - Valuation and Qualifying Accounts...........................     80

          All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

                        Report of Independent Auditors


Board of Directors
Scotsman Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Scotsman Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scotsman Holdings, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

Baltimore, Maryland
January 28, 2000

                   Scotsman Holdings, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                            December 31
                                                                       1999             1998
                                                                 ----------------------------------
                                                                          (In thousands)
Assets
Cash                                                                  $      644        $     800
Trade accounts receivable, net of allowance for doubtful
 accounts of $1,058 in 1999 and $839 in 1998                              56,989           39,244
Prepaid expenses and other current assets                                 17,484           13,976
Rental equipment, net of accumulated depreciation
 of $127,154 in 1999 and $102,614 in 1998                                726,924          640,634
Property and equipment, net                                               54,074           46,679
Deferred financing costs, net                                             20,339           25,161
Goodwill and other intangible assets, net                                172,273          159,817
Other assets                                                              17,740           14,980
                                                                      ---------------------------
                                                                      $1,066,467        $ 941,291
                                                                      ===========================

Liabilities and stockholders' equity
Accounts payable                                                      $   20,587        $  12,651
Accrued expenses                                                          31,858           26,220
Rents billed in advance                                                   23,035           21,702
Long-term debt                                                           915,823          845,447
Deferred income taxes                                                    113,847           93,124
                                                                      ---------------------------
 Total liabilities                                                    $1,105,150        $ 999,144
                                                                      ---------------------------

Stockholders' equity:
 Common stock, $.01 par value.  Authorized: 10,000,000 shares;
  issued: 9,507,407 shares in 1999 and 1998                           $       95        $      95
 Additional paid-in capital                                              233,725          231,826
 Retained earnings                                                        23,353            6,082
                                                                      ---------------------------
                                                                         257,173          238,003
Less treasury stock - 3,310,733 common shares in 1999 and
 1998, at cost                                                          (295,856)        (295,856)
                                                                      ---------------------------
 Net stockholders' (deficit) equity                                      (38,683)         (57,853)
                                                                      ---------------------------
                                                                      $1,066,467        $ 941,291
                                                                      ===========================

See accompanying notes to consolidated financial statements.

                   Scotsman Holdings, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                     Year ended December 31
                                                              1999             1998           1997
                                                          -------------------------------------------
                                                            (In thousands except per share amounts)
Revenues
Leasing                                                     $ 201,820      $ 152,221      $ 120,266
Sales:
  New units                                                    73,001         46,448         41,926
  Rental equipment                                             22,369         15,530         13,120
Delivery and installation                                      71,245         47,002         38,626
Other                                                          37,370         25,893         22,252
                                                            ---------------------------------------
        Total revenues                                        405,805        287,094        236,190
                                                            ---------------------------------------

Cost of sales and services
Leasing:
  Depreciation and amortization                                34,553         27,605         30,459
  Other direct leasing costs                                   30,724         23,580         18,570
Sales:
  New units                                                    60,323         38,349         35,241
  Rental equipment                                             17,236         11,800          9,599
Delivery and installation                                      52,359         34,919         27,712
Other                                                           7,421          5,500          6,772
                                                            ---------------------------------------
        Total costs of sales and services                     202,616        141,753        128,353
                                                            ---------------------------------------
        Gross profit                                          203,189        145,341        107,837
                                                            ---------------------------------------

Selling, general and administrative expenses                   71,480         58,152         46,312
Recapitalization expenses                                           -              -          5,105
Other depreciation and amortization                            15,866          9,623          2,900
Interest, including amortization of deferred
  financing costs of $4,913, $3,857, and $2,724                83,878         65,110         45,744
                                                            ---------------------------------------
        Total operating expenses                              171,224        132,885        100,061
                                                            ---------------------------------------
        Income before income taxes and extraordinary item      31,965         12,456          7,776
Income tax expense                                             14,694          8,732          3,246
                                                            ---------------------------------------
          Income before extraordinary item                     17,271          3,724          4,530
Extraordinary loss on early extinguishment of
 debt, net of income taxes of $5,292                                -              -         11,472
                                                            ---------------------------------------
        Net income (loss)                                   $  17,271      $   3,724      $  (6,942)
                                                            =======================================
Earnings per common share:
        Income before extraordinary item                    $    2.79      $    0.70      $    0.65
        Extraordinary loss                                          -              -          (1.65)
                                                            ---------------------------------------
        Net income (loss)                                   $    2.79      $    0.70      $   (1.00)
                                                            =======================================
Earnings per common share, assuming dilution:
        Income before extraordinary item                    $    2.64      $    0.66      $    0.62
        Extraordinary loss                                          -              -          (1.57)
                                                            ---------------------------------------
        Net income (loss)                                   $    2.64      $    0.66      $   (0.95)
                                                            =======================================

See accompanying notes to consolidated financial statements.

                   Scotsman Holdings, Inc. and Subsidiaries

          Consolidated Statements of Changes in Stockholders' Equity

                                                                     Additional
                                               Common Stock           Paid-in      Retained     Treasury
                                         -------------------------
                                            Shares       Amount       Capital      Earnings      Stock        Total
                                         ----------------------------------------------------------------------------
                                                                             (In thousands)
Balance at December 31, 1996                 3,376         $ 35      $ 39,064       $ 9,333    $  (1,989)   $  46,443

Purchase of 3,210,979 shares of
  treasury stock                            (3,211)           -             -             -     (293,794)    (293,794)
Issuance of 1,475,410 shares of
  common stock in connection with
  recapitalization                           1,475           14       125,430             -            -      125,444
Effect of three-for-one stock
  split effected in the form of a
  200 percent stock dividend                 3,280           33             -           (33)           -            -
Net loss                                         -            -             -        (6,942)           -       (6,942)
                                         ----------------------------------------------------------------------------
Balance at December 31, 1997                 4,920         $ 82      $164,494       $ 2,358    $(295,783)   $(128,849)

Purchase of 2,400 shares of treasury stock      (2)           -             -             -          (73)         (73)
Issuance of 1,278,939 shares of
  common stock in connection with
  the purchase of Space Master
  International, Inc.                        1,279           13        64,607             -            -       64,620
Appreciation in value of stock options           -            -         2,725             -            -        2,725
Net income                                       -            -             -         3,724            -        3,724
                                         ----------------------------------------------------------------------------
Balance at December 31, 1998                 6,197         $ 95      $231,826       $ 6,082    $(295,856)   $ (57,853)

Appreciation in value of stock options           -            -         1,899             -            -        1,899
Net income                                       -            -             -        17,271            -       17,271
                                         ----------------------------------------------------------------------------
Balance at December 31, 1999                 6,197         $ 95      $233,725       $23,353    $(295,856)   $ (38,683)
                                         ============================================================================

See accompanying notes to consolidated financial statements.

                   Scotsman Holdings, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                 Year ended December 31
                                                           1999          1998         1997
                                                        -------------------------------------
                                                                    (In Thousands)
Cash flows from operating activities
Net income (loss)                                       $  17,271    $   3,724     $ (6,942)
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
  Depreciation and amortization                            55,332       41,085       36,133
  Non-cash charges for interest                                 -            -        1,527
  Provision for bad debts                                   3,756        2,329        2,370
  Deferred income tax expense (benefit)                    13,818        8,582       (3,765)
  Non-cash option compensation expense                      1,899        2,725            -
  Provision for deferred compensation                           -            -          367
  Gain on sale of rental equipment                         (5,133)      (3,730)      (3,521)
  Increase in net trade accounts receivable               (18,058)     (10,918)      (4,762)
  Increase in other assets                                    (10)      (1,270)      (6,112)
  Increase (decrease) in accrued expenses                   2,872       (3,967)       4,441
  Extraordinary loss on extinguishment of debt                  -            -       18,333
  Other                                                       535        4,137       (6,345)
                                                        -----------------------------------
     Net cash provided by operating activities             72,282       42,697       31,724
                                                        -----------------------------------

Cash flows from investing activities
Rental equipment additions                               (115,024)    (119,288)     (87,403)
Proceeds from sales of rental equipment                    22,369       15,530       13,120
Acquisition of businesses, net of cash acquired           (36,208)    (272,721)           -
Purchase of property, plant and equipment, net            (13,860)     (13,944)     (10,902)
Redemption of certificates of deposit                           -           13            -
                                                        -----------------------------------
     Net cash used in investing activities               (142,723)    (390,410)     (85,185)
                                                        -----------------------------------

                   Scotsman Holdings, Inc. and Subsidiaries

                                                                 Year ended December 31
                                                           1999          1998         1997
                                                        -------------------------------------
                                                                    (In Thousands)
Cash flows from financing activities
(Repayment of) proceeds from promissory note
 payable                                                $       -      $ (21,834)   $  21,834
Proceeds from long-term debt                              483,525        608,492      797,084
Repayment of long-term debt                              (413,149)      (296,349)    (560,184)
Increase in deferred financing costs                          (91)        (6,639)     (24,247)
Net proceeds from issuance of common stock                      -         64,620      125,444
Payments to acquire treasury stock                              -            (73)    (293,794)
Loss on extinguishment of debt                                  -              -      (12,793)
                                                        -------------------------------------
   Net cash provided by financing activities               70,285        348,217       53,344
                                                        -------------------------------------

   Net (decrease) increase in cash                           (156)           504         (117)

Cash at beginning of period                                   800            296          413
                                                        -------------------------------------
Cash at end of period                                   $     644      $     800    $     296
                                                        =====================================

Supplemental cash flow information:
 Cash paid (refunds recovered) for income taxes         $     (10)     $     523    $     313
                                                        =====================================
 Cash paid for interest                                 $  76,920      $  59,904    $  36,903
                                                        =====================================

See accompanying notes to consolidated financial statements.

                   Scotsman Holdings, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

               (Dollars in thousands, except per share amounts)

1.  Organization and Basis of Presentation

Scotsman Holdings, Inc. was organized in November 1993 for the purpose of acquiring Williams Scotsman (Scotsman). The operations of Scotsman Holdings, Inc. and subsidiaries (the Company) consist of the leasing and sale of mobile offices, storage products, and their delivery and installation. Included in the operations of Scotsman are two wholly own subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997. The operations of Willscot are limited to the leasing of its mobile office units to Scotsman under a master lease and issuing the guarantee.

Acquisition of Evergreen Mobile Company

On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation ("Evergreen"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Evergreen was $36,208, including the repayment of existing indebtedness of Evergreen. The purchase price paid was allocated to the net assets acquired of $19,686 with the excess of $16,522 representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the net assets acquired. These estimates may vary from actual amounts ultimately recorded.
The acquisition was financed with borrowings under the Company's amended credit facility.

Acquisition of Space Master International, Inc.

On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,721, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net assets acquired of $111,568 with the excess of $161,153 representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition was financed in part with additional borrowings under the Company's amended credit facility and in part with equity contributed by Scotsman Holdings, Inc.

                   Scotsman Holdings, Inc. and Subsidiaries

1.  Organization and Basis of Presentation (continued)

Acquisition of Space Master International, Inc. (continued)

The pro forma unaudited results of operations of the years ended December 31, 1998 and 1997, assuming consummation of the Acquisition as of January 1, 1997 are as follows:

                                                        1998         1997
                                                      ---------------------

          Total revenue                               $345,609     $325,490
          Income before extraordinary item               3,204        5,292
          Net income (loss)                              3,204       (3,135)

          Net income (loss) per basic share           $    .96     $   (.94)

Recapitalization

In 1997, pursuant to a recapitalization agreement, the Company (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 in cash. Such amounts have not been restated to reflect the 3-for-1 stock split granted by Holdings in December, 1997. In related transactions, (i) the Company purchased outstanding notes ($194,252 aggregate principal amount) for approximately $212,454, including accrued interest and fees, and (ii) Scotsman repaid all of its outstanding indebtedness ($119,017) under its prior credit facility. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $18,333.

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

In order to finance the recapitalization, the Company issued $400,000 in notes and entered into a $300,000 revolving bank facility. Scotsman paid a dividend of $178,749 to the Company to pay recapitalization expenses, to repurchase common stock and to purchase certain notes.

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

(b)  Leasing Operations

     Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 1999. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

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

(e)  Goodwill and Other Intangible Assets

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired of $4,360 include assembled workforce, covenant not to compete and customer base, which are being amortized on a straight-line basis over periods of 21 to 228 months. As of December 31, 1999, 1998 and 1997, accumulated amortization on goodwill and intangible assets was $6,817, $1,600, and $210, respectively.

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

                   Scotsman Holdings, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

(g)  Revenue Recognition

     The Company's current revenue recognition policy is to recognize rental income in the month earned, sales revenue at the time the units are delivered and all other revenue when related services have been performed.

(h)  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

(h)  Earnings Per Share

     The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                         December 31
                                                1999        1998        1997
                                           -------------------------------------
     Weighted-average shares-basic
      earnings per share                     6,196,674   5,346,325   6,934,374
     Effect of employee stock options          349,591     274,080     372,676
                                           -----------------------------------
     Weighted-average shares- diluted
      earnings per share                     6,546,265   5,620,405   7,307,050
                                           ===================================


3.  Property and Equipment

Property and equipment consist of the following:

                                                                December 31
                                                              1999      1998
                                                           --------------------
Land                                                        $ 9,562    $ 6,988
Buildings and improvements                                   24,369     18,942
Furniture and equipment                                      36,406     30,429
                                                           -------------------

                                                             70,337     56,359
Less accumulated depreciation                                16,263      9,680
                                                           -------------------
Net property and equipment                                  $54,074    $46,679
                                                           ===================

                   Scotsman Holdings, Inc. and Subsidiaries

4. Long-Term Debt

Long-term debt consists of the following:

                                                               December 31
                                                           1999         1998
                                                        -----------------------

Borrowings under revolving credit facility               $456,573     $385,597
Term loan                                                  59,250       59,850
9.875% senior notes                                       400,000      400,000
                                                         ---------------------
                                                         $915,823     $845,447
                                                        ======================

In connection with the acquisition of SMI, the loan agreement for the credit facility was amended to provide for a $540,000 revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver is based upon a borrowing base calculation which was amended in September 1999 and was $74,047 at December 31,1999. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%. Such rates will vary based upon specified leverage ratio thresholds. The weighted average interest rate of the revolver under the credit agreement was 8.33% at December 31, 1999. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rate of the term loan under the credit agreement was 9.38% at December 31, 1999.

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

                   Scotsman Holdings, Inc. and Subsidiaries

4. Long Term Debt (continued)

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

At December 31, 1999 and 1998, the fair value of long-term debt was approximately $895,823 and $863,000, respectively, based on the quoted market price of the senior notes and the book value of the revolving credit facilities, which are adjustable rate notes.

Letter of credit obligations at December 31, 1999 were $4,448.

                   Scotsman Holdings, Inc. and Subsidiaries

5. Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                        December 31
                                                                      1999          1998
                                                                  --------------------------
Deferred tax liabilities:
 Cost basis in excess of tax basis of assets and accelerated tax depreciation:
   Rental equipment                                                 $181,786      $155,812
   Property and equipment                                              1,074         1,074
   Other                                                               2,553         1,368
                                                                    ----------------------
     Total deferred tax liabilities                                  185,413       158,254
                                                                    ----------------------
Deferred tax assets:
 Allowance for doubtful accounts                                         408           315
 Rents billed in advance                                               9,279         8,063
 Net operating loss carryovers                                        57,104        53,545
 Alternative minimum tax credit carryovers                             1,759         1,465
 Investment tax credit carryovers                                        860           860
 Other                                                                 5,556         4,282
                                                                    ----------------------
                                                                      74,966        68,530
 Less: valuation allowance                                            (3,400)       (3,400)
                                                                    ----------------------
     Total deferred tax assets                                        71,566        65,130
                                                                    ======================
Net deferred tax liabilities                                        $113,847      $ 93,124
                                                                    ======================

At December 31, 1999, the Company had net operating loss carryovers available for federal income tax purposes of $140,665 (net of related valuation
allowance), of which   $80,186 (net of related valuation allowance) relates to
pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. These net operating loss carryovers and the investment tax credit carryovers of approximately $860 expire at various dates from 2003 to 2019. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations. During 1998, the Company recorded a charge to income tax expense of $3,400 relating to the establishment of a deferred tax asset valuation allowance as a result of a change in management's tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

                   Scotsman Holdings, Inc. and Subsidiaries

5. Income Taxes (continued)

The income tax expense (benefit) consists of the following:

                                                    Years ended December 31
                                                 1999        1998         1997
                                              ---------------------------------
Current                                        $   876      $  150      $   150
Deferred                                        13,818       8,582       (3,765)
                                              ---------------------------------
                                               $14,694      $8,732      $(3,615)
                                              =================================


Federal                                        $12,596      $7,482      $(3,634)
State                                            2,098       1,250           19
                                              ---------------------------------
                                               $14,694      $8,732      $(3,615)
                                              =================================

The provision for income taxes (benefit) is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income (loss) before income taxes as follows:

                                                    Years ended December 31
                                                 1999        1998         1997
                                              ---------------------------------
Income tax (benefit) at statutory rate         $11,188      $4,360      $(3,695)
State income taxes, net of federal tax
 benefit                                         1,144         449           12
Amortization of goodwill and other               1,838         567            -
    Intangible assets
Increase in valuation allowance                      -       3,400            -
Other                                              524         (44)          68
                                               --------------------------------
                                               $14,694      $8,732      $(3,615)
                                               ================================

6. Commitments

The Company is obligated under noncancellable operating leases of certain equipment, vehicles and parcels of land. At December 31, 1999 approximate future minimum rental payments are as follows:

       2000                                        $ 3,878
       2001                                          3,266
       2002                                          2,175
       2003                                          1,462
       2004                                            981
       Thereafter                                    2,764
                                                   -------
                                                   $14,526
                                                   =======

Rent expense was $7,918 in 1999, $5,947 in 1998, and $4,231 in 1997.

                   Scotsman Holdings, Inc. and Subsidiaries

7. Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lessor of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,000 in 1999). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $395 in 1999, $329 in 1998, and $309 in 1997. No contributions have been made by the Company under the profit sharing feature.

During 1997 the Company adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1999, the total amount deferred under this plan, including earnings, was $2,700.

                   Scotsman Holdings, Inc. and Subsidiaries

7. Employee Benefit Plans (continued)

In December 1997, the Company adopted a stock option plan for certain key employees. The plan was subsequently amended and restated in 1998. Under the plan, as amended, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest ratably based on the Company meeting certain financial goals over the next five years. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. Under this plan, 29,800 and 112,550 options were granted in 1999 and 1998, respectively. For those options in which both the grant date and the measurement date were known in 1999, the Company recognized $1,899 of compensation expense and $2,725 was recognized in 1998. No expense was recognized in 1997.

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

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 1999, 1998, and 1997 risk-free interest rate of 5.6%, 5.5%, and 6%, respectively; weighted average expected life of the options of 5 years; and no dividends.

                   Scotsman Holdings, Inc. and Subsidiaries

7. Employee Benefit Plans (continued)

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                                  1999        1998       1997
                                               --------------------------------
Pro forma net income (loss)                     $16,910      $3,111    $(8,854)
Pro forma earnings (loss) per share             $  2.73      $ 0.55    $ (1.21)

A summary of stock option activity and related information for the years ended December 31 follows:

                                           1999                          1998                         1997
                               --------------------------------------------------------------------------------------
                                                Weighted                      Weighted                     Weighted
                                                 Average                       Average                     Average
                                                Exercise                      Exercise                     Exercise
                                  Options         Price         Options         Price        Options        Price
                               --------------------------------------------------------------------------------------
Beginning balance                 1,099,640        $ 22.12        998,790        $ 19.14       453,150         $ 8.37
Granted                              29,800          50.67        112,550          44.12       675,540          24.73
Canceled                                  -              -              -              -      (128,400)         10.65
Forfeited                           (21,600)        (32.07)       (11,700)        (21.01)       (1,500)         18.39
                               --------------------------------------------------------------------------------------
Ending balance                    1,107,840          22.69      1,099,640        $ 22.12       998,790         $19.14

Exercisable at end of year          950,165          19.94        949,525        $ 19.64       716,610         $14.64

Weighted average minimum
 value of options granted
 during year                                         12.08                       $ 10.36                       $ 6.25

Exercise prices for options outstanding as of December 31, 1999 range from $4.59 to $50.67. The weighted-average remaining contractual life of those options is
7.1 years.

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

                        Report of Independent Auditors


Board of Directors
Williams Scotsman, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP


Baltimore, Maryland

                   Williams Scotsman, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                             December 31,
                                                        1999            1998
                                                      -------------------------
                                                           (In thousands)
Assets
Cash                                                  $      641    $      796
Trade accounts receivable, net of allowance for
 doubtful accounts of $1,058 in 1999 and $839 in
 1998                                                     56,989        39,244

Prepaid expenses and other current assets                 17,484        13,976
Rental equipment, net of accumulated depreciation
 of $127,154 in 1999 and $102,614 in 1998                726,924       640,634

Property and equipment, net                               54,074        46,679
Deferred financing costs, net                             20,339        25,161
Goodwill and other intangible assets, net                172,273       159,817
Other assets                                              17,740        14,980
                                                      ------------------------
                                                      $1,066,464    $  941,287
                                                      ========================

Liabilities and stockholder's equity
Accounts payable                                      $   20,587    $   12,651
Accrued expenses                                          31,847        26,208
Rents billed in advance                                   23,035        21,702
Long-term debt                                           915,823       845,447
Deferred income taxes                                    119,279        98,537
                                                      ------------------------
         Total liabilities                             1,110,571     1,004,545
                                                      ------------------------

Stockholder's equity:
 Common stock, $.01 par value.  Authorized
  10,000,000 shares; issued and outstanding
  3,320,000 shares                                            33            33
 Additional paid-in capital                              126,088       124,189
 Retained deficit                                       (170,228)     (187,480)
                                                      ------------------------
Total stockholder's deficit                              (44,107)      (63,258)
                                                      ------------------------
                                                      $1,066,464    $  941,287
                                                      ========================

See accompanying notes to consolidated financial statements.

                   Williams Scotsman, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                           Year ended December 31
                                                         1999         1998          1997
                                                       -----------------------------------
                                                            (In thousands except
                                                             per share amounts)
Revenues
Leasing                                                $201,820     $152,221     $120,266
Sales:
  New units                                              73,001       46,448       41,926
  Rental equipment                                       22,369       15,530       13,120
Delivery and installation                                71,245       47,002       38,626
Other                                                    37,370       25,893       22,252
                                                       ----------------------------------
     Total revenues                                     405,805      287,094      236,190
                                                       ----------------------------------
Cost of sales and services
Leasing:
  Depreciation and amortization                          34,553       27,605       30,459
  Other direct leasing costs                             30,724       23,580       18,570
Sales:
  New units                                              60,323       38,349       35,241
  Rental equipment                                       17,236       11,800        9,599
Delivery and installation                                52,359       34,919       27,712
Other                                                     7,421        5,500        6,772
                                                       ----------------------------------
     Total costs of sales and services                  202,616      141,753      128,353
                                                       ----------------------------------
     Gross profit                                       203,189      145,341      107,837
                                                       ----------------------------------

Selling, general and administrative expenses             71,425       58,099       46,256
Recapitalization expenses                                     -            -        5,105
Other depreciation and amortization                      15,866        9,623        2,900
Interest, including amortization of deferred
  financing costs of $4,913, $3,857, and $2,688          83,878       65,060       43,611
                                                       ----------------------------------
     Total operating expenses                           171,169      132,782       97,872
                                                       ----------------------------------

     Income before income taxes and extraordinary
       item                                              32,020       12,559        9,965
Income tax expense                                       14,713        8,768        3,986
                                                       ----------------------------------
     Income before extraordinary item                    17,307        3,791        5,979
Extraordinary loss on extinguishment of debt, net
  of income taxes of $5,292                                   -            -        8,427
                                                       ----------------------------------
     Net income (loss)                                 $ 17,307     $  3,791     $ (2,448)
                                                       ==================================

Earnings per common share:
     Income before extraordinary item                  $   5.21     $   1.14     $   1.80
     Extraordinary loss                                       -            -        (2.54)
                                                       ----------------------------------
     Net income (loss)                                 $   5.21     $   1.14     $  (0.74)
                                                       ==================================

See accompanying notes to consolidated financial statements.

                   Williams Scotsman, Inc. and Subsidiaries

          Consolidated Statements of Changes in Stockholder's Equity

                                                                  Additional     Retained
                                               Common Stock        Paid-in       Earnings
                                             Shares     Amount     Capital      (Deficit)       Total
                                          --------------------------------------------------------------
                                                                  (In Thousands)
Balance at December 31, 1996                   3,320      $33      $ 56,844    $  12,756     $  69,633
Dividends to parent- $53.84 per share              -        -             -     (178,749)     (178,749)
Net loss                                           -        -             -       (2,448)       (2,448)
                                          ------------------------------------------------------------
Balance at December 31, 1997                   3,320      $33      $ 56,844    $(168,441)    $(111,564)
Additional capital investment                      -        -        64,620            -        64,620
Appreciation in value of stock options             -        -         2,725            -         2,725
Dividends to parent - $6.88 per share              -        -             -      (22,830)      (22,830)
Net income                                         -        -             -        3,791         3,791
                                          ------------------------------------------------------------
Balance at December 31, 1998                   3,320      $33      $124,189    $(187,480)    $ (63,258)
Appreciation in value of stock options             -        -         1,899            -         1,899
Dividends to parent- $.02 per share                -        -             -          (55)          (55)
Net income                                         -        -             -       17,307        17,307
                                          ------------------------------------------------------------
Balance at December 31, 1999                   3,320      $33      $126,088    $(170,228)    $ (44,107)
                                          ============================================================

See accompanying notes to consolidated financial statements.

                   Williams Scotsman, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                             Year ended December 31
                                                        1999          1998          1997
                                                     -------------------------------------
                                                               (In Thousands)
Cash flows from operating activities
Net income (loss)                                    $  17,307     $   3,791      $ (2,448)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         55,332        41,085        36,047
  Provision for bad debts                                3,756         2,329         2,370
  Deferred income tax (benefit) expense                 13,837         8,618        (1,456)
  Non-cash option compensation expense                   1,899         2,725             -
  Provision for deferred compensation                        -             -           367
  Gain on sale of rental equipment                      (5,133)       (3,730)       (3,521)
  Increase in net trade accounts receivable            (18,058)      (10,918)       (4,762)
  Increase in other assets                                 (10)       (1,270)       (6,112)
  Increase (decrease) in accrued expenses                2,873          (450)        4,644
  Extraordinary loss on extinguishment of debt               -             -        13,719
  Other                                                    535         1,438        (6,345)
                                                     -------------------------------------
     Net cash provided by operating activities          72,338        43,618        32,503
                                                     -------------------------------------

Cash flows from investing activities
Rental equipment additions                            (115,024)     (119,288)      (87,403)
Proceeds from sales of rental equipment                 22,369        15,530        13,120
Acquisition of businesses, net of cash acquired        (36,208)     (272,721)            -
Purchase of property and equipment, net                (13,860)      (13,944)      (10,902)
Redemption of certificates of deposit                        -            13             -
                                                     -------------------------------------
     Net cash used in investing activities           $(142,723)    $(390,410)     $(85,185)
                                                     =====================================

                   Williams Scotsman, Inc. and Subsidiaries

                                                               Year ended December 31
                                                          1999          1998          1997
                                                     -------------------------------------------
                                                                    (In Thousands)
Cash flows from financing activities
Proceeds from long-term debt                             $ 483,525     $ 608,492     $ 797,084
Repayment of long-term debt                               (413,149)     (296,349)     (532,533)
Increase in deferred financing costs                           (91)       (6,639)      (24,247)
Equity contribution                                              -        64,620             -
Cash dividends paid                                            (55)      (22,830)     (178,749)
Premium paid on extinguishment of debt                           -             -        (8,917)
                                                         -------------------------------------
     Net cash provided by financing activities              70,230       347,294        52,638
                                                         -------------------------------------
     Net (decrease) increase in cash                          (155)          502           (44)

Cash at beginning of period                                    796           294           338
                                                         -------------------------------------
Cash at end of period                                    $     641     $     796     $     294
                                                         =====================================

Supplemental cash flow information:
 Cash paid (refunds received) for income taxes           $     (10)    $     523     $     313
                                                         =====================================
 Cash paid for interest                                  $  76,920     $  59,904     $  36,178
                                                         =====================================

See accompanying notes to consolidated financial statements.

                   Williams Scotsman, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

               (Dollars in thousands, except per share amounts)


1. Organization and Basis of Presentation

Williams Scotsman, Inc. (the Company) is a wholly-owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include two wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as an unconditional and joint and several subordinated guarantor of the 9.875% senior notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

The operations of the Company consist primarily of the leasing and sale of mobile offices and storage products (equipment) and their delivery and installation.

Acquisition of Evergreen Mobile Company

On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation ("Evergreen"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Evergreen was $36,208, including the repayment of existing indebtedness of Evergreen. The purchase price paid was allocated to the net assets acquired of $19,686 with the excess of $16,522 representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the net assets acquired. These estimates may vary from actual amounts ultimately recorded.
The acquisition was financed with borrowings under the Company's amended credit facility.

Acquisition of Space Master International, Inc.

On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,721, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net assets acquired of $111,568 with the excess of $161,153 representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition was financed in part with additional borrowings under the Company's amended credit facility and in part with equity contributed by Scotsman Holdings, Inc.

                   Williams Scotsman, Inc. and Subsidiaries

1. Organization and Basis of Presentation (continued)

Acquisition of Space Master International, Inc. (continued)

The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming consummation of the Acquisition as of January 1, 1997 are as follows:

                                                     1998           1997
                                                  ------------------------
       Total revenue                               $345,609      $325,490
       Income before extraordinary item               3,204         5,292
       Net income (loss)                              3,204        (3,135)

       Net income (loss) per basic share           $    .96      $   (.94)

Recapitalization

In 1997, pursuant to a recapitalization agreement, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 in cash. Such amounts have not been restated to reflect the 3-for-1 stock split granted by Holdings in December, 1997. In related transactions, (i) Holdings purchased outstanding notes ($194,252 aggregate principal amount) for approximately $212,454, including accrued interest and fees, and (ii) the Company repaid all of its outstanding indebtedness ($119,017) under its prior credit facility. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13,719.

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

In order to finance the recapitalization, the Company issued $400,000 in notes and entered into a $300,000 revolving bank facility. The Company paid a dividend of $178,749 to Holdings to pay recapitalization expenses, to repurchase common stock and to purchase certain notes.

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

(b)  Leasing Operations

     Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 1999. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

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

                   Williams Scotsman, Inc. and Subsidiaries

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

(e)  Goodwill and Other Intangible Assets

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired of $4,360 include assembled workforce, covenant not to compete and customer base which are being amortized on a straight line basis over periods of 21 to 228 months. As of December 31, 1999, 1998 and 1997, accumulated amortization of goodwill and other intangible assets was $6,817, $1,600, and $210, respectively.

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

                   Williams Scotsman, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

(g)  Earnings Per Share

     Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 1999, 1998 and 1997.

(h)  Revenue Recognition

     The Company's current revenue recognition policy is to recognize rental income in the month earned, sales revenue at the time the units are delivered, and all other revenue when related services have been performed.

(i)  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

3. Property and Equipment

Property and equipment consist of the following:

                                                             December 31
                                                          1999          1998
                                                        ----------------------

Land                                                     $ 9,562      $ 6,988
Buildings and improvements                                24,369       18,942
Furniture and equipment                                   36,406       30,429
                                                        ---------------------
                                                          70,337       56,359
Less accumulated depreciation                             16,263        9,680
                                                        ---------------------
Net property and equipment                               $54,074      $46,679
                                                        =====================

                   Williams Scotsman, Inc. and Subsidiaries

4. Long-Term Debt

Long-term debt consists of the following:

                                                           December 31
                                                        1999         1998
                                                     -----------------------

Borrowings under revolving credit facility            $456,573     $385,597
Term loan                                               59,250       59,850
9.875% senior notes                                    400,000      400,000
                                                      ---------------------
                                                      $915,823     $845,447
                                                      =====================

In connection with the acquisition of SMI, the loan agreement for the credit facility was amended to provide for a $540,000 revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver is based upon a borrowing base calculation, which was amended effective September 15, 1999, and was $74,047 at December 31,1999. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%. Such rates will vary based upon specified leverage ratio thresholds. The weighted average interest rate of the revolver under the credit agreement was 8.33% at December 31, 1999. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rate of the term loan under the credit agreement was 9.38% at December 31, 1999.

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

                   Williams Scotsman, Inc. and Subsidiaries

4. Long Term Debt (continued)

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

At December 31, 1999 and 1998, the fair value of long-term debt was approximately $895,823 and $863,000, respectively, based on the quoted market price of the senior notes and the book value of the revolving credit facilities, which are adjustable rate notes.

Letter of credit obligations at December 31, 1999 were $4,448.

                   Williams Scotsman, Inc. and Subsidiaries

5.  Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                               December 31
                                                            1999         1998
                                                        -----------------------
Deferred tax liabilities:
 Cost basis in excess of tax basis of assets and
  accelerated tax depreciation:
     Rental equipment                                     $181,786     $155,812
     Property and equipment                                  1,074        1,074
     Other                                                   2,552        1,367
                                                          ---------------------
           Total deferred tax liabilities                  185,412      158,253
                                                          ---------------------
 Deferred tax assets:
 Allowance for doubtful accounts                               408          315
 Rents billed in advance                                     9,279        8,063
 Net operating loss carryovers                              51,671       48,131
 Alternative minimum tax credit carryovers                   1,759        1,465
 Investment tax credit carryovers                              860          860
 Other                                                       5,556        4,282
                                                          ---------------------
                                                            69,533       63,116
 Less:  valuation allowance                                 (3,400)      (3,400)
                                                          ---------------------
   Total deferred tax assets                                66,133       59,716
                                                          =====================
Net deferred tax liabilities                              $119,279     $ 98,537
                                                          =====================

At December 31, 1999, the Company had net operating loss carryovers available for federal income tax purposes of $125,141 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. These net operating loss carryovers and investment tax credit carryovers of approximately $860 expire at various dates from 2003 to 2019. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations. During 1998, the Company recorded a charge to income tax expense of $3,400, relating to the establishment of a deferred tax asset valuation allowance as a result of a change in management's tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

                   Williams Scotsman, Inc. and Subsidiaries

5. Income Taxes (continued)

The income tax expense (benefit) consists of the following:

                                                  Years ended December 31
                                               1999       1998        1997
                                            -------------------------------

Current                                      $   876     $  150    $   150
Deferred                                      13,837      8,618     (1,456)
                                             -----------------------------
                                             $14,713     $8,768    $(1,306)
                                             =============================

Federal                                      $12,615     $7,518    $(1,325)
State                                          2,098      1,250         19
                                             -----------------------------
                                             $14,713     $8,768    $(1,306)
                                             =============================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                Years ended December 31
                                               1999        1998      1997
                                            -------------------------------

Income tax at statutory rate                 $11,207     $4,396    $(1,314)
State income taxes, net of federal tax         1,144        449         12
 benefit
Amortization of goodwill and other             1,838        567          -
 intangible assets
Increase in valuation allowance                    -      3,400          -
Other                                            524        (44)        (4)
                                             -----------------------------
                                             $14,713     $8,768    $(1,306)
                                             =============================

                   Williams Scotsman, Inc. and Subsidiaries

6. Commitments

The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 1999 approximate future minimum rental payments are as follows:

       2000                                       $ 3,878
       2001                                         3,266
       2002                                         2,175
       2003                                         1,462
       2004                                           981
       Thereafter                                   2,764
                                                  -------
                                                  $14,526
                                                  =======

Rent expense was $7,918 in 1999, $5,947 in 1998, and $4,231 in 1997.

7. Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,000 in 1999). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $395 in 1999, $329 in 1998, and $309 in 1997. No contributions have been made by the Company under the profit sharing feature.

                   Williams Scotsman, Inc. and Subsidiaries

7. Employee Benefit Plans (continued)

During 1997 the Company adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1999, the total amount deferred under this plan, including earnings, was $2,700.

In December 1997, the Company adopted a stock option plan for certain key employees. The plan was subsequently amended and restated in 1998. Under the plan, as amended, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest ratably based on the Company meeting certain financial goals over the next five years. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. Under this plan, 29,800 and 112,550 options were granted in 1999 and 1998, respectively. For those options in which both the grant date and the measurement date were known in 1999, the Company recognized $1,899 of compensation expense, and $2,725 was recognized in 1998. No compensation expense was recognized in 1997.

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

                   Williams Scotsman, Inc. and Subsidiaries

7. Employee Benefit Plans (continued)

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 1999, 1998 and 1997: risk-free interest rate of 5.6%, 5.5%, and 6%, respectively; weighted average expected life of the options of 5 years; and no dividends.

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                                  1999         1998      1997
                                               ---------------------------------

Pro forma net income (loss)                      $16,946      $3,178   $(4,360)
Pro forma earnings (loss) per share              $  5.10      $ 0.96   $ (1.31)

                   Williams Scotsman, Inc. and Subsidiaries

7. Employee Benefit Plans (continued)


A summary of stock option activity and related information for the years ended December 31 follows:

                                           1999                          1998                         1997
                             ----------------------------------------------------------------------------------------
                                                Weighted                      Weighted                     Weighted
                                                Average                       Average                      Average
                                                Exercise                      Exercise                     Exercise
                                  Options        Price         Options         Price        Options         Price
                               --------------------------------------------------------------------------------------
Beginning balance                1,099,640      $ 22.12         998,790       $ 19.14        453,150        $ 8.37
Granted                             29,800        50.67         112,550         44.12        675,540         24.73
Canceled                                 -            -               -             -       (128,400)        10.65
Forfeited                          (21,600)      (32.07)        (11,700)       (21.01)        (1,500)        18.39
                                ----------------------------------------------------------------------------------
Ending balance                   1,107,840        22.68       1,099,640       $ 22.12        998,790        $19.14

Exercisable at end of year         950,165        19.94         949,525       $ 19.64        716,610        $14.64

Weighted average minimum
 value of options granted
 during year                                    $ 12.08                       $ 10.36                       $ 6.25

Exercise prices for options outstanding as of December 31, 1999 range from $4.59 to $50.67. The weighted-average remaining contractual life of those options is
7.19 years.

Prior to the recapitalization (described in Note 1), the Company had an Incentive Compensation Plan (the Plan) that covered approximately 40 management members. In connection with the Plan, the Company recorded $2,925 of management incentive compensation in 1997, a portion of which was deferred. In 1997, as part of the recapitalization, the Company accelerated the payment of deferred compensation in the amount of $6,225 and the Plan was dissolved.

                   Williams Scotsman, Inc. and Subsidiaries

8. Summarized Financial Information of Subsidiaries

The 9.875% senior notes issued by the Company are guaranteed by its wholly owned subsidiary, Willscot. See Note 2 for a description of the operations of this subsidiary. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. Full separate financial statements of the guarantor subsidiaries have not been included because management has determined they are not material to investors. Summarized financial statements of those subsidiaries as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                        1999         1998
                                                    ------------------------
        Balance Sheet
        -------------
        Assets:
         Rental equipment, at cost                    $622,526     $543,561
         Less accumulated depreciation                  78,054       60,320
                                                      ---------------------
         Net rental equipment                          544,472      483,241

         Other assets                                    4,894        4,285
                                                      ---------------------
         Total assets                                 $549,366     $487,526
                                                      =====================

        Total liabilities and stockholder's equity    $549,366     $487,526
                                                      =====================

                                                         1999         1998           1997
                                                    -----------------------------------------
        Statement of Operations
        -----------------------
        Revenue:
         Leasing                                      $ 60,018     $ 41,428        $21,932
         Other                                             458          289            509
                                                      ------------------------------------
                                                        60,476       41,717         22,441
        Expenses:
         Selling, general and administrative            16,794       21,100         11,999
         Depreciation                                   20,075       14,312          9,895
         Interest                                       23,607        6,305            547
                                                      ------------------------------------
                                                        60,476       41,717         22,441
        Net income                                    $      -     $      -       $      -
                                                      ====================================

                   Williams Scotsman, Inc. and Subsidiaries

9. Related Party Transactions

During 1999, the Company paid dividends of $55 to Holdings primarily to fund normal operating expenses. In 1998, the Company paid dividends of $22,830 to Holdings primarily to facilitate Holdings repaying a promissory note including accrued interest, which arose in connection with the recapitalization agreement. The Company obtained additional borrowings under its credit facility to fund the dividends.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Officers of the Company

     The Company's directors and executive officers are as follows:

Name                                                  Age                                  Position
----                                                  ---                                  --------
Barry P.  Gossett...................................   59  Director and Chairman Emeritus of the Board
Gerard E. Holthaus..................................   50  President and Chief Executive Officer; Director and Chairman of the Board
James N. Alexander..................................   40  Director
Daniel L. Doctoroff.................................   41  Director
Michael F. Finley...................................   37  Director
Robert B. Henske....................................   38  Director
Brian Kwait.........................................   38  Director
James L. Singleton..................................   44  Director
David P. Spalding...................................   45  Director
Gerard E. Keefe.....................................   43  Senior Vice President and Chief Financial Officer
Katherine K. Giannelli..............................   39  Vice President and Controller
John B. Ross........................................   51  Vice President and Corporate Counsel

________

Directors and Officers of Scotsman

     Scotsman's directors and executive officers are as follows:

Name                                                  Age                                  Position
----                                                  ---                                  --------
Barry P.  Gossett...................................   59  Director and Chairman Emeritus of the Board
Gerard E. Holthaus..................................   50  President and Chief Executive Officer; Director and Chairman of the Board
James N. Alexander..................................   40  Director
Daniel L. Doctoroff.................................   41  Director
Michael F. Finley...................................   37  Director
Robert B. Henske....................................   38  Director
Brian Kwait.........................................   38  Director
James L. Singleton..................................   44  Director
David P. Spalding...................................   45  Director
J. Collier Beall....................................   52  Senior Vice President and Southern Division Manager
Joseph F. Donegan...................................   49  Senior Vice President and Northern Division Manager
Gerard E. Keefe.....................................   43  Senior Vice President and Chief Financial Officer
William G. Gessner..................................   41  Vice President-Information Services
Katherine K. Giannelli..............................   39  Vice President and Controller
Robert W. Hansen....................................   43  Vice President and Western Regional Manager
William C. LeBuhn...................................   37  Vice President-Marketing and Human Resources
John B. Ross........................................   51  Vice President and Corporate Counsel
William J. Wyatt....................................   60  Vice President-Marketing and Sales Support

________

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

     Mr. Gossett is Chairman Emeritus of the Board. He is currently a partner in Pascal Turner Partners, a real estate investment firm. He formerly served as Chairman of the Board from October 1995 to April 1999 and Chief Executive Officer of the Company from October 1995 to April 1997. Prior to this, he served as President and Chief Executive Officer of the Company from 1990 to October 1995. Mr. Gossett has been a director and employee of the Company or its predecessor for over thirty years. Before joining the Company, Mr. Gossett was a partner at Buchanan and Company, a Washington, D.C. accounting firm. Mr. Gossett was one of the founders of the Modular Building Institute, an industry trade group which represents member companies.

     Mr. Holthaus was elected Chairman of the Board in April 1999 and has been President and Chief Executive Officer of the Company since April 1997. He has been with the Company since June 1994, and served as President and Chief Operating Officer from October 1995 to April 1997 and was Executive Vice President and Chief Financial Officer prior thereto. He has served as a director since June 1994. Before joining the Company, Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst and Young (Baltimore), where he served as a partner from 1982 to 1988. He also serves on the Board of Directors of Grove Worldwide, LLC, The Baltimore Life Companies and Avatech Solutions.

     Mr. Alexander was elected as a director of the Company in May 1997. Mr. Alexander has been a Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999. He has been Chief Financial Officer of Keystone since January 2000 and a Vice President of Keystone since August 1995. Prior to joining Keystone, he worked at Goldman, Sachs & Co. where he was a Vice President in the Fixed Income Division from August 1993 to July 1995. Mr. Alexander is also a director FEP Capital Holdings, L.P., Oak Hill Strategic Partners, L.P., 230 Park Investors, L.L.C. and 237 Park Investors, L. L. C.

     Mr. Doctoroff was elected as a director of the Company in May 1997. Mr. Doctoroff has been a Managing Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999. Mr. Doctoroff has been a Vice President of Keystone since October 1992, a Managing Director of Oak Hill Partners, Inc. and its predecessor, which provides investment advisory services to Acadia Partners, L.P., since August 1987, Vice President and Director of Acadia MGP, Inc., a corporate general partner of Acadia since March 1992, and a managing partner of Insurance Partners Advisors, L.P., which provides investment advisory services to Insurance Partners, L.P., since February 1994. Mr. Doctoroff is also a director of American Capital Access Corporation, Bell & Howell Company, Meristar Hotels & Resorts, Inc., Meristar Hospitality Corp. and Epix, Inc.

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

     Mr. Kwait was elected as a director of the Company in September 1998 and also served in that capacity from December 1993 through May 1997. Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997. Mr. Kwait is also a director of Payroll Transfers, Inc., PF.Net Holdings, LTD and IWO Holdings, Inc.

     Mr. Singleton was elected as a director of the Company in May 1997. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Singleton is also a director of Cinemark USA, Inc., ClubCorp, Inc., Danka Business Systems PLC, Genesis Health Ventures, Inc., L.P. Thebault Company and WESCO International, Inc.

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

     Mr. Hansen has been Vice President and Regional Manager with responsibility for Sales and Operations in 10 Western States since 1994. His duties include attainment of branch profitability, fleet management, development of personnel and implementation of corporate policy in his region. Prior to joining the Company in 1983, Mr. Hansen was General Manager of Duracite Mfg., a cabinetwork and construction firm in the San Francisco Bay Area.

     Mr. LeBuhn joined Williams Scotsman as the Vice President of Human Resources in January 1994. In July of 1999, he assumed responsibility for the Company's marketing initiatives. While still involved in the Human Resource related programs, Mr. LeBuhn's primary responsibilities now include the overall strategic marketing plans for Williams Scotsman. Prior to joining the Company, Mr. LeBuhn was HR Manager for Sherwin-Williams' Eastern Division from 1992 to January 1994, Director of HR for Consolidated International Insurance Group, Inc. from 1988 to 1992, and HR Officer for Meridian Bancorp from 1984 - 1988.

     Mr. Ross has been Vice President and Corporate Counsel for the Company since February

1995. Prior to joining the Company, Mr. Ross was Corporate Counsel for MNC Leasing Corporation from 1983 to 1991 and Special Assets Counsel for MNC Financial, Inc. from 1991 to 1993. Prior to joining MNC Leasing Corporation and during the period from 1993 to 1995, he was engaged in the private practice of law in both North Carolina and Maryland, respectively.

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

Item 11.

Executive Compensation

                          Summary Compensation Table

     The following table sets forth certain information concerning the compensation paid or accrued for the last three completed fiscal years of the five highest paid officers of the Company (the "Named Executive Officers") who received total compensation in excess of $100,000 during 1999.

                                                                                    Long Term Compensation
                                                                                    ----------------------
                                                                                      Awards      Payouts
                                                                                      ------      -------
                                                                                     Securities    LTIP      All Other
                                                            Annual Compensation      Underlying   Payouts   Compensation
                                                            -------------------
                                                          Year    Salary     Bonus   Options(1)    $ (2)        (3)
                                                          ----    ------     -----   ----------   -------   ------------
Gerard E. Holthaus
President and Chief Executive Officer..................   1999   $371,292  $112,500        --          --       9,183
                                                          1998    274,213   105,000    25,000          --       5,125
                                                          1997    241,520    99,750   165,090     910,254       4,875

Joseph F. Donegan
Senior Vice President and Northern Division Manager....   1999    247,387    36,000        --          --       4,149
                                                          1998    199,064    30,000     7,000          --       3,346
                                                          1997    189,734    26,250    65,000     360,854       3,000

J. Collier Beall
Senior Vice President and Southern Division Manager....   1999    244,432    36,000        --          --       2,270
                                                          1998    216,502    30,000     7,000          --       3,481
                                                          1997    212,610    26,250    65,000     377,750       3,250

Gerard E. Keefe
Senior Vice President and Chief Financial Officer......   1999    149,387    45,000        --          --       3,825
                                                          1998    132,314    40,000     7,000          --       3,425
                                                          1997    117,025    36,750    25,000     330,442       3,250

Robert W. Hansen
Vice President and Regional Manager....................   1999    143,880    15,300        --          --       2,305
                                                          1998    147,580    16,000     2,500          --       2,240
                                                          1997    157,130    15,750    25,000     256,788       2,125

(1) Represents options granted to purchase shares of Holdings pursuant to the 1997 Plan for options granted in 1998 and the 1997 and 1994 Plans for options granted in 1997.

(2) Represents accelerated payments made under the Long Term Incentive Plan which was terminated in May 1997 as a result of the Recapitalization.

(3) Represents employer match under the 401 (k) plan and a disability insurance premium of $4,058 for Mr. Holthaus.

              Aggregated Option Exercises in Last Fiscal Year and
                       Fiscal Year-End Option Values (1)


     The following table contains information covering the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year. No stock options were granted to the Named Executive Officers in 1999

                                   Number of Securities
                                  Underlying Unexercised                Value of Unexercised
                                       Options at                       In-the-Money Options
                                   Fiscal Year End (#)                 At Fiscal Year End ($)
Name                            Exercisable/Unexercisable (2)       Exercisable/Unexercisable(3)
------------------              -----------------------------       ----------------------------
Gerard E. Holthaus.............         234,240 / 60,250                 7,836,375 / 862,268

Joseph F. Donegan..............          85,450 / 22,400                 2,823,043 / 352,975

J. Collier Beall...............          86,500 / 22,400                 2,871,427 / 352,975

Gerard E. Keefe................          75,000 / 19,900                 2,421,312 / 302,550

Robert W. Hansen...............           41,600 / 6,750                 1,470,668 / 100,850

______________

(1)  No options were exercised by the Named Executive Officers during fiscal
     1999.
(2) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the next five years. All other options became fully vested in conjunction with the Recapitalization.
(3)  Based on the estimated fair market value at December 31, 1999.

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

     In March 1995, a stock option plan was adopted for certain key employees. All options outstanding under this plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan

     In December 1997, a stock option plan was adopted for certain key employees, which was amended and restated in December 1998. Under the plan, up to 479,500 options to purchase Holdings' common stock may be granted. In 1999, 29,800 options were granted under this plan at an offer price of $50.67 per share. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the next five years. All options expire 10 years from the date of grant.

401(k)/Defined Contribution Plan

     On May 1, 1993, Scotsman adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each employee of Scotsman who completes one hour of service with Scotsman is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute the lesser of (i) 15% of their annual compensation from Scotsman or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 1999). All amounts deferred under the 401(k) Plan's salary reduction feature by a participant are fully vested.

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

     In 1999, Scotsman made matching contributions to the 401(k) Plan participants in an aggregate amount of $394,694.

Deferred Compensation Plan for Executives

     During 1997, Scotsman adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1999, the total amount deferred under this Plan, including earnings, was $2,699,629.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding shares of Common Stock of the Company are owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of Holdings' Common Stock by (i) all persons owning of record or beneficially to the knowledge of the Company 5% or more of the issued and outstanding Holdings Common Stock, (ii) each director individually, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                                                    Shares of
Name                                               Common Stock  Percentage
----                                               ------------  ----------
Cypress Merchant Banking Partners L.P.(1)(2)(3)
  c/o The Cypress Group L.L.C.
  65 East 55th Street............................
     New York, NY 10022..........................     2,431,523       39.24%

Cypress Offshore Partners L.P.(1)(2)(3)
  Bank of Bermuda (Cayman) Limited
  P.O. Box 513 G.T.
  Third Floor
  British American Tower
  George Town, Grand Cayman
  Cayman Islands, B.W.I..........................       125,939        2.03

Scotsman Partners, L.P.(2)(3)(4)
  201 Main Street
  Fort Worth, TX 76102...........................     2,557,462       41.27

Odyssey Investment Partners Fund, LP(3)(5)
  280 Park Avenue
  New York, NY 10017.............................       716,536       11.56

James N. Alexander(6)............................           ---         ---
Daniel L. Doctoroff(6)...........................           ---         ---
Michael F. Finley(7).............................           ---         ---
Robert B. Henske(6)..............................           ---         ---
Brian Kwait(8)...................................           ---         ---
James L. Singleton(7)............................           ---         ---
David P. Spalding(7).............................           ---         ---
Barry P. Gossett (3)(9)..........................       124,407        2.01
Gerard E. Holthaus (10)(11)(12)..................       272,340        4.23
Joseph F. Donegan (10)(11)(12)...................        89,050        1.42
J. Collier Beall (10)(11)(12)....................        91,000        1.45
Gerard E. Keefe(10)(11)(12)......................        76,500        1.22
Robert W. Hansen (10)(11)(12)....................        47,750        0.77

All executive officers and directors as a group..       907,072       13.12

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

(3) Under the Investor Stockholders Agreement (as defined herein), the Cypress Stockholders (as defined herein), Scotsman Partners, L.P., and Odyssey Investment Group (as defined herein) have agreed to vote their shares for certain nominees for director and other matters and the Cypress Stockholders, Scotsman Partners, L.P., Odyssey Investment Group and Mr. Gossett have agreed to restrict the transfer of their shares subject to certain exceptions. See "Certain Relationships and Related Transactions-- Investor Stockholders Agreement."

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

(6)  Such person's address is c/o Scotsman Partners, L.P.

(7)  Such person's address is c/o Cypress Merchant Banking Partners L.P.

(8)  Such person's address is c/o Odyssey Investment Partners Fund, LP.

(9) Such person's address is c/o Pascal-Turner Partners, 7939 Honeygo Blvd, Unit #112, Baltimore, MD 21236.

(10) Such person's address is the address of the Company's principal executive offices.

(11) Each member of management is a party to the Stockholders' Agreement whereby he or she has agreed to limit the transferability of his or her shares.
     See "Certain Relationships and Related Transactions--Stockholders' Agreement."

(12) Includes 234,240, 85,450, 86,500, 75,000, 41,600, and 716,140 shares held as options by Messrs. Holthaus, Donegan, Beall, Keefe and Hansen and all executive officers as a group, respectively, which are exercisable within 60 days.

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

Employment Arrangement

     During 1999, Mr. Gossett was engaged by Scotsman to assist with mergers and acquisitions, real estate project management, strategic initiatives and other general business services. As compensation for these services, Mr. Gossett received $120,000 for the year ended December 31, 1999. Mr. Gossett currently serves as the Chairman Emeritus of the Company's Board of Directors.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Financial Statements and Financial Statement Schedules
          (1) and (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K filed in the fourth quarter of 1999.

          None.

     (c)  Exhibits

 Exhibit Number
 --------------

     2.1  --    Recapitalization Agreement, dated as of April 11, 1997.
                (Incorporated by reference to Exhibit 2 of Form 8-K dated
                May 22, 1997.)

     2.2  --    Stock Purchase Agreement, dated as of July 23, 1998.
                (Incorporated by reference to Exhibit 2 of Form 8-K dated
                September 1, 1998.)

     3.1  --    Certificate of Incorporation Scotsman Holdings, Inc., as
                amended. (Incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-4, Commission File No. 33-
                68444).

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

     10.2  --   Investor Stockholders Agreement, dated as of May 22, 1997, among
                Scotsman Partners, L.P., Cypress Merchant Banking Partners,
                L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P.,
                Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-4, Commission File No.333-
                30753).

     10.3  --   Amendment No. 1 to Investor Stockholders Agreement, dated as of
                September 1, 1998, among Scotsman Partners, L.P. Cypress
                Merchant Banking Partners, L.P., Cypress Offshore Partners,
                L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment
                Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 to the Scotsman 1998 10-K.)

     10.4  --   Management Stockholders' and Optionholders' Agreement, dated as of September 14, 1998, among Scotsman Partners, L.P., Cypress
                Merchant Banking Partners, L.P., Cypress Offshore Partners,
                L.P., and certain management stockholders of Holdings.
                (Incorporated by reference to Exhibit 10.4 to the Scotsman 1998
                10-K).

     10.5  --   Scotsman Holdings, Inc. Employee Stock Purchase Plan.
                (Incorporated by reference to Exhibit 10.8 of Registration
                Statement on Form S-1 of Scotsman Holdings, Inc.
                Commission File No. 33-68444).

     10.6  --   Scotsman Holdings, Inc. 1994 Employee Stock Option
                Plan. (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended
                December 31, 1994).

     10.7  --   Scotsman Holdings, Inc. Amended and Restated 1997 Employee
                Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Scotsman 1998 10-K).

     10.8  --   First Amendment to Credit Agreement dated as of July 7, 1999.
                (Incoroporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q of Williams Scotsman, Inc. (Commission Act
                File No. 33-68444) for the quarter ended September 20, 1999 (the
                Company's 1999 3Q 10-Q)).

     10.9  --   Second Amendment to Credit Agreement dated as of September 15,
                1999. (Incorporated by reference to Exhibit 10.9 to the Company's 1999 3Q 10-Q).

     12.1  --   Statement regarding computation of ratios.

     21.1  --   Subsidiaries of Registrant: Williams Scotsman, Inc. and
                its subsidiaries Willscot Equipment, LLC, and Space Master International, Inc.

     27  --     Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SCOTSMAN HOLDINGS, INC.

                                 By: /s/ Gerard E. Keefe
                                    ----------------------------------
                                    Gerard E. Keefe
                                    Senior Vice President and
                                    Chief Financial Officer

Dated:  March __, 2000

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

         Name                                     Capacity                                Date
         ----                                     --------                                ----
/s/ Gerard E. Holthaus                            Chairman, President, Chief              March __, 2000
-------------------------
Gerard E. Holthaus                                Executive Officer and Director

/s/ Gerard E. Keefe                               Senior Vice President and               March __, 2000
--------------------------
Gerard E. Keefe                                   Chief Financial Officer

/s/ Katherine K. Giannelli                        Vice President and Controller           March __, 2000
--------------------------
Katherine K. Giannelli

/s/ Barry P. Gossett                              Chairman Emeritus of the                March __, 2000
--------------------------
Barry P. Gossett                                  Board

/s/ James N. Alexander                            Director                                March __, 2000
--------------------------
James N. Alexander

/s/ Daniel L. Doctoroff                           Director                                March __, 2000
--------------------------
Daniel L. Doctoroff

             Name                                 Capacity                                Date
             ----                                 --------                                ----
/s/ Michael F. Finley                             Director                                March __, 2000
------------------------------------
Michael F. Finley

/s/ Robert B, Henske                              Director                                March __, 2000
------------------------------------
Robert B. Henske

/s/ Brian Kwait                                   Director                                March __, 2000
------------------------------------
Brian Kwait

/s/ James L. Singleton                            Director                                March __, 2000
------------------------------------
James L. Singleton

/s/ David P. Spalding                             Director                                March __, 2000
------------------------------------
David P. Spalding

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

          Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets                                                                 December 31,
                                                                                     -------------------
                                                                                     1999           1998
                                                                                     ----           ----
                                                                                        (in thousands)
                  Assets
                  ------
         Cash                                                                      $       3    $       4
         Investment in subsidiary                                                    (46,661)     (63,913)
         Deferred income taxes                                                         5,432        5,413
                                                                                   ---------    ---------
                                                                                   $ (41,226)   $ (58,496)
                                                                                   =========    =========
Liabilities and Stockholders' Equity
------------------------------------
         Accrued expenses                                                          $      11    $      12
                                                                                   ---------    ---------
         Stockholders' equity:
                  Common stock                                                            95           95
                  Additional paid-in capital                                         229,101      229,101
                  Retained earnings                                                   25,423        8,152
                                                                                   ---------    ---------
                                                                                     254,619      237,348
                  Treasury stock                                                    (295,856)    (295,856)
                                                                                   ---------    ---------
                                                                                     (41,237)     (58,508)
                                                                                   ---------    ---------
                                                                                   $ (41,226)   $ (54,496)
                                                                                   =========    =========

Condensed Statements of Operations                                                      Year Ended December 31,
                                                                                  --------------------------------
                                                                                  1999          1998         1997
                                                                                  ----          ----         ----
                                                                                           (In thousands)
         Revenue                                                                 $     --     $     --     $     --
                                                                                 --------     --------     --------
         Selling, general and administrative expenses                                  55           53           56
         Interest                                                                      --           50        2,133
                                                                                 --------     --------     --------
                                                                                       55          103        2,189
                                                                                 --------     --------     --------
                  Loss before income taxes                                            (55)        (103)      (2,189)
         Income tax benefit                                                            19           36        2,309
                                                                                 --------     --------     --------
                  Income (loss) before equity in earnings
                     of subsidiaries and extraordinary                                (36)         (67)         120

         Extraordinary loss on early extinguishment of
            debt, net of income taxes                                                  --           --       (4,614)
         Equity in earnings (loss) of subsidiaries                                 17,307        3,791       (2,448)
                                                                                 --------     --------     --------
                  Net income (loss)                                              $ 17,271     $  3,724     $ (6,942)
                                                                                 ========     ========     ========

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

Statement of Cash Flows                                                     Year Ended December 31,
                                                                      ----------------------------------
                                                                        1999          1998        1997
                                                                        ----          ----        ----
                                                                                  (in thousands)
Cash flows from operating activities:
         Net income (loss)                                            $  17,271    $   3,724    $  (6,942)
         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:
               Extraordinary loss on extinguishment of debt                               --        4,614
               Amortization                                                               --           86
               Non-cash charges for interest                                              --        1,527
               Deferred income tax benefit                                  (19)         (36)      (2,309)
               Undistributed (earnings) loss of subsidiary              (17,307       (3,791)       2,448
               Other                                                         (1)        (818)        (203)
                                                                      ---------    ---------    ---------
                 Net cash provided by (used in)
                           operating activities                             (56)        (921)        (779)
                                                                      ---------    ---------    ---------
Cash flows from financing activities:
         Dividends received from subsidiary                                  55       22,830      178,749
         (Repayment) issuance of promissory note                             --      (21,834)      21,834
         Premium paid on extinguishment of debt                              --           --       (3,876)
         Repayments of long-term debt                                        --           --      (27,651)
         Net proceeds from issuance of common stock                          --       64,620      125,444
         Capital contribution to subsidiary                                  --           --      (64,620)
         Payments to acquire treasury stock                                  --          (73)    (293,794)
                                                                      ---------    ---------    ---------
                  Net cash provided by
                           financing activities                              55          923          706
                                                                      ---------    ---------    ---------

                  Net increase (decrease) in cash                            (1)           2          (73)
         Cash at beginning of period                                          4            2           75
                                                                      ---------    ---------    ---------
         Cash at end of period                                        $       3    $       4    $       2
                                                                      =========    =========    =========

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts

                                                   Year ended December 31,
                                                 ---------------------------
                                                 1999       1998        1997
                                                 ----       ----        ----
                                                      (In thousands)
Allowance for Doubtful Accounts:
     Balance at beginning of the period          $   839    $   253    $   258
     Provision charged to expense                  3,756      2,329      2,370
     Acquired allowance                              115      1,262         --
     Accounts receivable written-off              (3,651)    (3,005)    (2,375)
                                                 -------    -------    -------

     Balance at end of the period                $ 1,059    $   839    $   253
                                                 =======    =======    =======

                             EXHIBITS TO FORM 10-K
                            SCOTSMAN HOLDINGS, INC.
                                 EXHIBIT INDEX

                                                             Sequentially
                                                               Numbered
Exhibit No.        Description of Document                      Page
----------         -----------------------                      ----

12.1  --           Statement regarding computation of ratios.    84

27    --           Financial Data Schedule                       85