Form 10-Q
period 2000-03-31
SCOTSMAN HOLDINGS INC
filed 2000-05-15
CIK 923144

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         As of March 31, 2000, 6,196,674 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                         Page
                                                                          ----

         Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2000                      1
         and December 31, 1999

         Consolidated Statements of Operations for the three                2
         months ended March 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the three                3
         months ended March 31, 2000 and 1999

         Notes to Consolidated Financial Statements                         5


         Item 2.  Management's Discussion and Analysis of                   7
                  Financial Condition and Results of Operations


PART II  -  OTHER  INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         10

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                        March 31,
                                                                          2000           December 31,
         Assets                                                        (Unaudited)           1999
         ------                                                        -----------       ------------
                                                                          (dollars in thousands)

Cash                                                                   $      659         $      644
Trade accounts receivable, less allowance for
   doubtful accounts                                                       47,425             56,989
Prepaid expenses and other current assets                                  19,404             17,484

Rental equipment, net of accumulated depreciation of
   $133,894 in 2000 and $127,154 in 1999                                  731,771            726,924

Property and equipment, net                                                57,261             54,074
Deferred financing costs, net                                              19,106             20,339
Goodwill and other intangible assets, net                                 170,996            172,273
Other assets                                                               15,481             17,740
                                                                       ----------         ----------
                                                                       $1,062,103         $1,066,467
                                                                       ==========         ==========
    Liabilities and Stockholders' Equity
    ------------------------------------

Accounts payable                                                       $   15,387         $   20,587
Accrued expenses                                                           36,578             31,858
Rents billed in advance                                                    22,734             23,035
Long-term debt                                                            907,511            915,823
Deferred income taxes                                                     116,071            113,847
                                                                       ----------         ----------

      Total liabilities                                                 1,098,281          1,105,150
                                                                       ----------         ----------
Stockholders' equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued 9,507,407 shares                                          95                 95
   Additional paid-in capital                                             234,010            233,725
   Retained earnings                                                       25,573             23,353
                                                                       ----------         ----------

                                                                          259,678            257,173

   Less treasury stock, at cost - 3,310,733 common shares                (295,856)          (295,856)
                                                                       ----------         ----------
         Net stockholders' deficit                                        (36,178)           (38,683)
                                                                       ----------         ----------
                                                                       $1,062,103         $1,066,467
                                                                       ==========         ==========

See accompanying notes to consolidated financial statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                     2000             1999
                                                                     ----             ----
                                                                      (in thousands except
                                                                  share and per share amounts)
Revenues:
    Leasing                                                       $   52,446       $   47,575
    Sales:
       New units                                                      13,478           15,023
       Rental equipment                                                4,377            5,056
    Delivery and installation                                         16,872           13,660
    Other                                                              8,560            7,280
                                                                       -----            -----

                    Total revenues                                    95,733           88,594
                                                                      ------           ------
Costs of sales and services:
    Leasing:
       Depreciation and amortization                                   8,627            8,600
       Other direct leasing costs                                      7,898            6,544
    Sales:
       New units                                                      10,861           12,248
       Rental equipment                                                3,228            3,785
    Delivery and installation                                         12,240            9,965
    Other                                                              1,314            1,111
                                                                      ------           ------

                    Total costs of sales and services                 44,168           42,253
                                                                      ------           ------

                    Gross profit                                      51,565           46,341
                                                                      ------           ------

Selling, general and administrative expenses                          20,869           18,277
Other depreciation and amortization                                    4,189            3,732
Interest, including amortization of deferred
   financing costs                                                    22,012           20,274
                                                                      ------           ------

                    Total operating expenses                          47,070           42,283
                                                                      ------           ------

                    Income before income taxes                         4,495            4,058
Income tax expense                                                     2,277            2,043
                                                                      ------           ------

                    Net Income                                    $    2,218       $    2,015
                                                                      ======           ======

Earnings per common share                                         $     0.36       $     0.33
                                                                      ======           ======
Earnings per common share, assuming dilution                      $     0.34       $     0.31
                                                                      ======           ======

Weighted average shares outstanding                                6,196,674        6,196,674
                                                                   =========        =========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                        2000             1999
                                                                                        ----             ----
                                                                                        (dollars in thousands)
Cash flows from operating activities:
    Net income                                                                        $  2,218         $  2,015
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            14,049           13,559
               Provision for bad debts                                                   1,298              871
               Deferred income tax expense                                               2,224            1,989
               Non-cash option compensation expense                                        285              351
               Gain on sale of rental equipment                                         (1,149)          (1,271)
               Decrease (increase) in net trade accounts
                    receivable                                                           8,266             (918)
               Decrease in other assets                                                  2,259            3,286
               Increase in accrued expenses                                              4,720           11,607

               Other                                                                    (8,136)          (3,693)
                                                                                      --------         --------

                    Net cash provided by operating activities                           26,034           27,796
                                                                                      --------         --------
Cash flows from investing activities:

    Rental equipment additions                                                         (17,032)         (18,823)
    Proceeds from sales of rental equipment                                              4,377            5,056
    Purchases of property and equipment, net                                            (5,053)          (2,796)
    Purchase of Evergreen Mobile Company, net of cash acquired                             ---          (37,000)
                                                                                      --------         --------

                    Net cash used in investing activities                              (17,708)         (53,563)
                                                                                      --------         --------

                                                                     (continued)

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                   2000             1999
                                                                                   ----             ----
                                                                                   (dollars in thousands)
Cash flows from financing activities:
    Proceeds from long-term debt                                                $ 100,630         $119,822
    Repayment of long-term debt                                                  (108,941)         (94,231)
    Increase in deferred financing costs                                              ---              (15)
                                                                                ---------         --------

               Net cash (used in) provided by financing activities                 (8,311)          25,576
                                                                                ---------         --------

               Net  increase (decrease) in cash                                        15             (191)

Cash at beginning of period                                                           644              800
                                                                                ---------         --------

Cash at end of period                                                           $     659         $    609
                                                                                =========         ========

Supplemental cash flow information:

    Cash paid for income taxes                                                  $     157         $    169
                                                                                =========         ========

    Cash paid for interest                                                      $  13,256         $  8,951
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

(2) FINANCIAL STATEMENTS

    The financial information for the three months ended March 31, 2000 and 1999 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31,2000 and its operating results and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce, covenant not to compete and customer base, which are being amortized on a straight line basis over periods of 21 to 228 months. As of March 31, 2000 and 1999, accumulated amortization was $8,094 and $2,970, respectively.

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

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4) EARNINGS PER SHARE

    Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

    The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                            March 31,
                                                                     2000             1999
                                                                     ----             ----
    Weighted-average shares - basic earnings per share             6,196,674        6,196,674

    Effect of employee stock options                                 345,364          356,568
                                                                   ---------       ----------

    Weighted-average shares - diluted earnings per share           6,542,038        6,553,242
                                                                   =========        =========

(5) INCOME TAXES

    The difference between the Company's reported tax provision for the three months ended March 31, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,277.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

   Certain statements in this Form 10-Q for the quarter ended March 31, 2000 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

   Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999.

   Revenues in the quarter ended March 31, 2000 were $95.7 million, a $7.1 million or 8.1% increase from revenues of $88.6 million in the same period of 1999. The increase resulted from a $4.8 million or 10.2% increase in leasing revenue, a $3.2 million or 23.5% increase in delivery and installation revenue, and a $1.2 million or 17.6% increase in other revenue, offset in part by a $1.5 million or 10.3% decrease in new unit sales. The increase in leasing revenue is attributable to a 11.1% increase in the average lease fleet to approximately 79,900 units at March 31, 2000, combined with an increase of $2 in the average monthly rental rate, offset by a slight decrease in the average fleet utilization of approximately one percentage point to 84%. The increase in the average monthly rental rate is a result of overall rate improvement in the Company's products combined with changes in fleet mix. The increase in delivery and installation revenue is attributable to the increases in the leasing revenue described above. Other revenue rose as a result of increases in the rental of steps, furniture and other miscellaneous revenue related to products and services provided for leased units. The decrease in new sales revenue is primarily due to carryover of sales revenue from the fourth quarter of 1998 into the first quarter of 1999 due to delays in the completion of delivery and installation of certain larger projects.

   Gross profit for the quarter ended March 31, 2000 was $51.6 million, a $5.2 million or 11.3% increase from the first quarter 1999 gross profit of $46.3 million. This increase is primarily a result of an increase in leasing gross profit of $3.5 million or 10.8%, delivery and installation gross profit of $1.0 million or 25.4% and other gross profit of $1.1 million or 17.5%. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with a slight increase in leasing margins from 68.2% in 1999 to 68.5% in 2000. Excluding depreciation and amortization, leasing margins decreased from 86.2% in 1999 to 84.9% in 2000 due to the concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. The increase in delivery and installation gross profit relates to the 23.5% increase in revenue discussed above. The increase in other gross profit is attributable to the increases in related revenue noted above.

   Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2000 were $20.9 million, a $2.6 million or 14.2% increase from the first quarter of 1999 SG&A expenses of $18.3 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches which expanded from 82 branches at March 31, 1999 to 85 branches at March 31, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

   Interest expense increased by $1.7 million or 8.6% to $22.0 million in 2000 from 1999. This increase is the result of increased borrowings to finance fleet and branch growth.

Liquidity and Capital Resources

   During the three months ended March 31, 2000 and 1999, the Company's principal sources of funds consisted of cash flow from operating and, in 1999, financing sources. Cash flow from operating activities of $26.0 million and $27.8 million for the three months ended March 31, 2000 and 1999, respectively, were largely generated by the rental of units from the Company's lease fleet.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $2.6 million or 7.0% to $39.6 million for the first quarter of 2000 compared to $37.0 million for the same period of 1999. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and increases in average monthly rental rates due to rate increases and changes in fleet mix, partially offset by a slight decrease in utilization and increased SG&A expenses required to support the expanded activities of the Company during the first quarter of 2000.

   Cash flow used in investing activities was $17.7 million and $53.6 million for the three months ended March 31, 2000 and 1999, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference between March, 1999 to March, 2000 is primarily attributable to the February 1, 1999 purchase of Evergreen Mobile Company for approximately $37 million. Cash used in financing activities of $8.3 million for the three months ended March 31, 2000 reflects the reduction of the Company's debt balance versus the $25.6 million in cash provided by financing activities for the same period in 1999, which was primarily from borrowings under the Company's line of credit.

   Availability under the Credit Agreement was $79.1 million. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

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

                                              SCOTSMAN HOLDINGS, INC.

                                              By: /s/ Gerard E. Keefe
                                                  ----------------------------
                                                  Gerard E. Keefe
                                                  Senior Vice President and
                                                  Chief Financial Officer

Dated: May 12, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                          Capacity                     Date
             ----                          --------                     ----

  /s/ Gerard E. Keefe               Senior Vice President and       May 12, 2000
-----------------------------       Chief Financial Officer
Gerard E. Keefe


  /s/ Glenn A. Schultz              Controller                      May 12, 2000
-----------------------------
Glenn A. Schultz