Form 10-Q
period 2000-06-30
SCOTSMAN HOLDINGS INC
filed 2000-08-14
CIK 923144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [x]                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

     As of June 30, 2000, 6,196,674 shares of common stock ("Common Stock") of the Registrant were outstanding.

                            SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I - FINANCIAL INFORMATION                            Page
                                                          ----

     Item 1. Financial Statements

     Consolidated Balance Sheets at June 30, 2000
     and December 31, 1999                                  1

     Consolidated Statements of Operations for the three
     and six months ended June 30, 2000 and 1999            2

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 2000 and 1999                    3

     Notes to Consolidated Financial Statements             5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations  7

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K              10

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                               June 30,
                                                                 2000        December 31,
Assets                                                        (Unaudited)        1999
------                                                        -----------    ------------
                                                                 (dollars in thousands)
Cash                                                          $      614    $      644
Trade accounts receivable, less allowance for
 doubtful accounts                                                54,028        56,989
Prepaid expenses and other current assets                         22,029        17,484
Rental equipment, net of accumulated depreciation of
 $140,903 in 2000 and $127,154 in 1999                           754,122       726,924
Property and equipment, net                                       59,893        54,074
Deferred financing costs, net                                     17,874        20,339
Goodwill and other intangible assets, net                        169,730       172,273
Other assets                                                      15,716        17,740
                                                              ----------    ----------
                                                              $1,094,006    $1,066,467
                                                              ==========    ==========
Liabilities and Stockholders' Equity
------------------------------------
Accounts payable                                              $   21,658    $   20,587
Accrued expenses                                                  35,270        31,858
Rents billed in advance                                           24,731        23,035
Long-term debt                                                   924,773       915,823
Deferred income taxes                                            119,465       113,847
                                                              ----------    ----------

  Total liabilities                                            1,125,897     1,105,150
                                                              ----------    ----------

Stockholders' equity:
 Common stock, $.01 par value.  Authorized 10,000,000
  shares; issued 9,507,407 shares                                     95            95
 Additional paid-in capital                                      234,295       233,725
 Retained earnings                                                29,575        23,353
                                                              ----------    ----------

                                                                 263,965       257,173

Less treasury stock, at cost - 3,310,733 common shares          (295,856)     (295,856)
                                                              ----------    ----------
   Net stockholders' deficit                                     (31,891)      (38,683)
                                                              ----------    ----------
                                                              $1,094,006    $1,066,467
                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                   Three months ended       Six months ended
                                                                                        June 30,                 June 30,
                                                                                   ------------------       -----------------
                                                                                   2000         1999        2000         1999
                                                                                   ----         ----        ----         ----
                                                                               (in thousands except share and per share amounts)
Revenues:
 Leasing                                                                      $   53,762   $   50,022   $  106,208   $   97,597
 Sales:
  New units                                                                       16,828       16,186       30,306       31,209
  Rental equipment                                                                 5,358        6,475        9,735       11,531
 Delivery and installation                                                        17,927       15,895       34,799       29,555
 Other                                                                             9,257       10,172       17,817       17,452
                                                                              ----------   ----------   ----------   ----------

   Total revenues                                                                103,132       98,750      198,865      187,344
                                                                              ----------   ----------   ----------   ----------

Costs of sales and services:
 Leasing:
  Depreciation and amortization                                                    8,975        8,397       17,602       16,997
  Other direct leasing costs                                                       8,497        7,395       16,395       13,939
 Sales:
  New units                                                                       13,701       13,286       24,562       25,534
  Rental equipment                                                                 4,111        4,995        7,339        8,780
 Delivery and installation                                                        13,088       11,302       25,328       21,267
 Other                                                                             1,670        2,904        2,984        4,015
                                                                              ----------   ----------   ----------   ----------

   Total costs of sales and services                                              50,042       48,279       94,210       90,532
                                                                              ----------   ----------   ----------   ----------

   Gross profit                                                                   53,090       50,471      104,655       96,812
                                                                              ----------   ----------   ----------   ----------

Selling, general and administrative expenses                                      19,067       17,666       39,936       35,943
Other depreciation and amortization                                                4,317        4,012        8,506        7,744
Interest, including amortization of deferred
 financing costs                                                                  22,242       20,475       44,254       40,749
                                                                              ----------   ----------   ----------   ----------

   Total operating expenses                                                       45,626       42,153       92,696       84,436
                                                                              ----------   ----------   ----------   ----------

   Income before income taxes                                                      7,464        8,318       11,959       12,376
Income tax expense                                                                 3,460        3,896        5,737        5,939
                                                                              ----------   ----------   ----------   ----------

   Net Income                                                                 $    4,004   $    4,422   $    6,222   $    6,437
                                                                              ==========   ==========   ==========   ==========

Earnings per common share, basic                                                   $0.65        $0.71        $1.00        $1.04
                                                                              ==========   ==========   ==========   ==========
Earnings per common share, assuming dilution                                       $0.61        $0.68        $0.95        $0.98
                                                                              ==========   ==========   ==========   ==========

Weighted average shares outstanding                                            6,196,674    6,196,674    6,196,674    6,196,674
                                                                              ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                   2000        1999
                                                                   ----        ----
                                                                (dollars in thousands)
Cash flows from operating activities:
 Net income                                                      $  6,222    $  6,437
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                   28,572      27,196
   Provision for bad debts                                          2,604       1,904
   Deferred income tax expense                                      5,618       5,494
   Non-cash option compensation expense                               569         703
   Gain on sale of rental equipment                                (2,396)     (2,751)
   Decrease (increase) in net trade accounts receivable               357      (7,892)
   Decrease in other assets                                         2,024         132
   Increase in accrued expenses                                     3,412       1,779
   Other                                                           (3,137)      1,775
                                                                 --------    --------

     Net cash provided by operating activities                     43,845      34,777
                                                                 --------    --------

Cash flows from investing activities:
 Rental equipment additions                                       (52,871)    (56,428)
 Proceeds from sales of rental equipment                            9,735      11,531
 Purchases of property and equipment, net                          (9,689)     (8,462)
 Purchase of Evergreen Mobile Company, net of cash acquired            --     (37,000)
                                                                 --------    --------

     Net cash used in investing activities                       $(52,825)   $(90,359)
                                                                 --------    --------

                                                                     (continued)

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


                                                          2000         1999
                                                          ----         ----
                                                       (dollars in thousands)
Cash flows from financing activities:
 Proceeds from long-term debt                          $ 223,308    $ 247,232
 Repayment of long-term debt                            (214,358)    (191,658)
 Increase in deferred financing costs                        ---          (46)
                                                       ---------    ---------

        Net cash provided by financing activities          8,950       55,528
                                                       ---------    ---------

        Net decrease in cash                                 (30)         (54)
Cash at beginning of period                                  644          800
                                                       ---------    ---------

Cash at end of period                                  $     614    $     746
                                                       =========    =========

Supplemental cash flow information:
 Cash paid for income taxes                            $     173    $     175
                                                       =========    =========

 Cash paid for interest                                $  39,711    $  38,066
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

(2) FINANCIAL STATEMENTS

    The financial information for the six months ended June 30, 2000 and 1999 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and its operating results and cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


(3) GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenants not to compete, which are being amortized on a straight line basis over periods of 21 to 228 months. As of June 30, 2000 and 1999, accumulated amortization was $9,360 and $4,389, respectively.

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

    The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                      Three months ended       Six months ended
                                                            June 30,                June 30,
                                                      ------------------       ----------------
                                                       2000        1999        2000        1999
                                                       ----        ----        ----        ----
    Weighted-average shares - basic earnings
           per share                                6,196,674   6,196,674   6,196,674   6,196,674

      Effect of employee stock options                344,440     349,375     344,989     353,017
                                                    ---------   ---------   ---------   ---------

    Weighted-average shares - diluted earnings
           per share                                6,541,114   6,546,049   6,541,663   6,549,691
                                                    =========   =========   =========   =========

(5) INCOME TAXES

    The difference between the Company's reported tax provision for the three and six months ended June 30, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,266 and $2,543, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

   Certain statements in this Form 10-Q for the quarter ended June 30, 2000 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999.

   Revenues in the quarter ended June 30, 2000 were $103.1 million, a $4.4 million or 4.4% increase from revenues of $98.7 million in the same period of 1999. The increase resulted primarily from a $3.7 million or 7.5% increase in leasing revenue, and a $2.0 million or 12.8% increase in delivery and installation revenue. The increase in leasing revenue is attributable to an 9.8% increase in average lease fleet to 81,500 units at June 30, 2000, combined with a slight increase in the average monthly rental rate of $1, offset by a slight decrease in the average fleet utilization of approximately one percentage point to 84%. The increase in delivery and installation revenue is primarily attributable to the increases in the leasing revenue described above.

   Gross profit for the quarter was $53.1 million, a $2.6 million or 5.2% increase from the second quarter 1999 of $50.5 million. This increase is primarily a result of an increase in leasing gross profit of $2.1 million or 6.0% due to the increase in leasing revenue described above. Excluding depreciation and amortization, leasing margins decreased from 85.2% in 1999 to 84.2% in 2000 due to a concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season.

   Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2000 were $19.1 million, a $1.4 million or 7.9% increase from the second quarter of 1999 of $17.7 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size as described above and number of branches, which expanded from 83 branches at June 30, 1999 to 86 branches at June 30, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this fleet growth and branch expansion.

   Interest expense increased $1.8 million or 8.6% to $22.2 million in the second quarter of 2000 from the same period in 1999. This increase is a result of increased borrowings to finance fleet and branch growth, as well as an increase in the interest rate charged on the variable portion of our bank debt.

 Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999.

   Revenues in the six months ended June 30, 2000 were $198.9 million, an $11.5 million or 6.1% increase from revenues of $187.3 million in the same period of 1999. The increase resulted primarily from an $8.6 million or 8.8% increase in leasing revenue, and a $5.2 million or 17.7% increase in delivery and installation revenue. The increase in leasing revenue is attributable to an 10.4% increase in average lease fleet to 80,750 units for the six months ended June 30, 2000, combined with a slight increase in the average monthly rental rate of $1, offset by a slight decrease in the average fleet utilization of approximately one percentage point to 84%. The increase in delivery and installation revenue is primarily attributable to the increases in the leasing revenue described above.

   Gross profit for the six months ended June 30, 2000 was $104.6 million, a $7.8 million or 8.1% increase from the same period of 1999 of $96.8 million. This increase is primarily a result of an increase in leasing gross profit of $5.6 million or 8.3%, an increase in delivery and installation gross profit of $1.2 million or 14.3%, and an increase in gross profit from other revenue of $1.4 million or 10.4%. The increase in leasing and delivery and installation gross profit is due to the increase in leasing revenue described above. Excluding depreciation and amortization, leasing margins decreased from 85.7% in 1999 to 84.6% in 2000 due to a concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. Although other revenue was essentially flat, the increase in related gross profit was attributed to a favorable mix of higher margin ancillary products, as 1999 results included revenue associated with a large project to relocate customer-owned units.

   SG&A expenses for the six months ended June 30, 2000 were $39.9 million, a $4.0 million or 11.1% increase from 1999 expenses of $35.9 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches, which expanded from 83 branches at June 30, 1999 to 86 branches at June 30, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this fleet growth and branch expansion.

   Interest expense increased $3.5 million or 8.6% to $44.2 million to date in 2000 from the same period in 1999. This increase is a result of increased borrowings to finance fleet and branch growth as well as an increase in the interest rate charged on the variable portion of our bank debt.

Liquidity and Capital Resources

   During the six months ended June 30, 2000 and 1999, the Company's principal sources of funds consisted of cash flow from operating and, in 1999, financing sources. Cash flow from operating activities of $43.9 million and $34.8 million for the six months ended June 30, 2000 and 1999, respectively, were largely generated by the rental of units from the Company's lease fleet.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $4.3 million or 5.5% to $82.9 million for the first half of 2000 compared to $78.6 million for the same period of 1999. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and a slight increase in average monthly rental rates, partially offset by a slight decrease in utilization and increased SG&A expenses required to support the expanded activities of the Company during the first half of 2000.

   Cash flow used in investing activities was $52.8 million and $90.4 million for the six months ended June 30, 2000 and 1999, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference between June, 1999 and June, 2000 is primarily attributable to the February 1, 1999 purchase of Evergreen Mobile Company for approximately $37 million. Cash provided by financing activities of $8.9 million and $55.5 million for the six months ended June 30, 2000 and 1999, respectively was primarily from borrowings under the Company's line of credit.

   Availability under the Credit Agreement was $71.1 million at June 30, 2000. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

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

                                   SCOTSMAN HOLDINGS, INC.



                                   By: /s/ Gerard E. Keefe
                                       -------------------------------
                                       Gerard E. Keefe
                                       Senior Vice President and
                                       Chief Financial Officer

Dated: August 14, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                          Capacity                    Date
            ----                          --------                    ----

/s/ Gerard E. Keefe                 Senior Vice President and    August 14, 2000
--------------------------------    Chief Financial Officer
Gerard E. Keefe



/s/ Glenn A. Schultz                Controller                   August 14, 2000
--------------------------------
Glenn A. Schultz

                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCOTSMAN HOLDINGS, INC.



                                   By: _______________________________
                                       Gerard E. Keefe
                                       Senior Vice President and
                                       Chief Financial Officer


Dated: August 14, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                          Capacity                    Date
            ----                          --------                    ----

                                    Senior Vice President and    August 14, 2000
--------------------------------    Chief Financial Officer
Gerard E. Keefe


                                    Controller                   August 14, 2000
--------------------------------
Glenn A. Schultz