Form 10-Q
period 2000-09-30
SCOTSMAN HOLDINGS INC
filed 2000-11-13
CIK 923144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]                THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                                     None
            (Former name, former address and former fiscal year --
                         if changed since last report)

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

     As of September 30, 2000, 6,196,674 shares of common stock ("Common Stock") of the Registrant were outstanding.

                            SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL INFORMATION                            Page
                                                            ----

     Item 1.  Financial Statements

     Consolidated Balance Sheets at September 30, 2000
     and December 31, 1999                                    1

     Consolidated Statements of Operations for the three
     and six months ended September 30, 2000 and 1999         2

     Consolidated Statements of Cash Flows for the six
     months ended September 30, 2000 and 1999                 3

     Notes to Consolidated Financial Statements               5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations   7


PART II  -  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K               10

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                            September 30,
                                                                2000       December 31,
Assets                                                       (Unaudited)       1999
------                                                      -------------  ------------
                                                               (dollars in thousands)
Cash                                                          $    1,158    $      644
Trade accounts receivable, less allowance for
 doubtful accounts                                                64,948        56,989
Prepaid expenses and other current assets                         24,214        17,484
Rental equipment, net of accumulated depreciation of
 $148,540 in 2000 and $127,154 in 1999                           780,915       726,924
Property and equipment, net                                       60,673        54,074
Deferred financing costs, net                                     16,641        20,339
Goodwill and other intangible assets, net                        173,130       172,273
Other assets                                                      15,523        17,740
                                                              ----------    ----------
                                                              $1,137,202    $1,066,467
                                                              ==========    ==========
Liabilities and Stockholders' Equity
------------------------------------

Accounts payable                                              $   16,224    $   20,587
Accrued expenses                                                  45,175        31,858
Rents billed in advance                                           25,251        23,035
Long-term debt                                                   950,650       915,823
Deferred income taxes                                            125,527       113,847
                                                              ----------    ----------
  Total liabilities                                            1,162,827     1,105,150
                                                              ----------    ----------

Stockholders' equity:
 Common stock, $.01 par value.  Authorized 10,000,000
  shares; issued 9,507,407 shares                                     95            95
 Additional paid-in capital                                      234,579       233,725
 Retained earnings                                                35,557        23,353
                                                              ----------    ----------
                                                                 270,231       257,173

Less treasury stock, at cost - 3,310,733 common shares          (295,856)     (295,856)
                                                              ----------    ----------
   Net stockholders' deficit                                     (25,625)      (38,683)
                                                              ----------    ----------
                                                              $1,137,202    $1,066,467
                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                 Three months ended       Nine months ended
                                                                    September 30,           September 30,
                                                                 ------------------       -----------------
                                                                 2000         1999         2000       1999
                                                                 ----         ----         ----       ----
                                                             (in thousands except share and per share amounts)
Revenues:
Leasing                                                      $   56,586   $   51,324   $  162,794   $  148,921
Sales:
  New units                                                      27,349       22,869       57,655       54,078
  Rental equipment                                                5,847        5,071       15,582       16,602
 Delivery and installation                                       24,876       22,885       59,675       52,440
 Other                                                           10,108       10,763       27,925       28,215
                                                             ----------   ----------   ----------   ----------

       Total revenues                                           124,766      112,912      323,631      300,256
                                                             ----------   ----------   ----------   ----------

Costs of sales and services:
 Leasing:
  Depreciation and amortization                                   9,338        8,538       26,940       25,535
  Other direct leasing costs                                     10,068        8,828       26,463       22,767
 Sales:
  New units                                                      23,131       18,656       47,693       44,190
  Rental equipment                                                4,444        3,729       11,783       12,509
 Delivery and installation                                       18,623       16,608       43,951       37,875
 Other                                                            1,928        2,088        4,912        6,103
                                                             ----------   ----------   ----------   ----------

       Total costs of sales and services                         67,532       58,447      161,742      148,979
                                                             ----------   ----------   ----------   ----------

       Gross profit                                              57,234       54,465      161,889      151,277
                                                             ----------   ----------   ----------   ----------

Selling, general and administrative expenses                     18,714        17,369      58,650       53,312
Other depreciation and amortization                               4,314         4,069      12,820       11,813
Interest, including amortization of deferred
 financing costs                                                 23,447       21,136       67,701       61,885
                                                             ----------   ----------   ----------   ----------

       Total operating expenses                                  46,475       42,574      139,171      127,010
                                                             ----------   ----------   ----------   ----------

       Income before income taxes                                10,759       11,891       22,718       24,267
Income tax expense                                                4,779        5,323       10,516       11,262
                                                             ----------   ----------   ----------   ----------

       Net Income (Loss)                                     $    5,980   $    6,568   $   12,202   $   13,005
                                                             ==========   ==========   ==========   ==========

Earnings (loss) per common share                             $      .97   $     1.06   $     1.97   $     2.10
                                                             ==========   ==========   ==========   ==========
Earnings (loss) per common share, assuming
 dilution                                                    $      .91   $     1.00   $     1.87   $     1.99
                                                             ==========   ==========   ==========   ==========

Weighted average shares outstanding                           6,196,674    6,196,674    6,196,674    6,196,674
                                                             ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                           2000          1999
                                                           ----          ----
                                                         (dollars in thousands)
Cash flows from operating activities:
 Net income                                               $ 12,202    $  13,005
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            43,457       41,031
   Provision for bad debts                                   3,930        2,756
   Deferred income tax expense                              10,345       10,762
   Non-cash option compensation expense                        854        1,055
   Gain on sale of rental equipment                         (3,799)      (4,093)
   Increase in net trade accounts receivable               (11,602)     (26,279)
   Increase in accounts payable and accrued expenses         8,150       17,528
   Other                                                    (3,945)      (6,245)
                                                          --------    ---------

     Net cash provided by operating activities              59,592       49,520
                                                          --------    ---------

Cash flows from investing activities:
 Rental equipment additions                                (88,443)     (87,599)
 Proceeds from sales of rental equipment                    15,582       16,602
 Purchases of property and equipment, net                  (12,429)     (11,015)
 Net assets of businesses acquired                          (8,615)     (37,000)
                                                          --------    ---------

     Net cash used in investing activities                $(93,905)   $(119,012)
                                                          --------    ---------

                                                                     (continued)

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


                                                           2000          1999
                                                           ----          ----
                                                         (dollars in thousands)
Cash flows from financing activities:
 Proceeds from long-term debt                            $ 365,555    $ 362,892
 Repayment of long-term debt                              (330,728)    (293,397)
 Increase in deferred financing costs                           --          (46)
 Payments to acquire treasury stock                             --          (55)
                                                         ---------    ---------

        Net cash provided by financing activities           34,827       69,394
                                                         ---------    ---------

        Net increase (decrease) in cash                        514          (98)
Cash at beginning of period                                    644          800
                                                         ---------    ---------

Cash at end of period                                    $   1,158    $     702
                                                         =========    =========

Supplemental cash flow information:
 Cash paid for income taxes                              $     202    $     205
                                                         =========    =========

 Cash paid for interest                                  $  52,994    $  47,686
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

(2) FINANCIAL STATEMENTS

    The financial information for the nine months ended September 30, 2000 and 1999 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and its operating results and cash flows for the six month periods ended September 30, 2000 and 1999. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


(3) GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenants not to compete, which are being amortized on a straight line basis over periods of 21 to 228 months. As of September 30, 2000 and 1999, accumulated amortization was $10,629 and $5,809, respectively.

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

    The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                   Three months ended       Nine months ended
                                                      September 30,           September 30,
                                                 ---------------------   ----------------------
                                                    2000        1999        2000         1999
                                                 ---------   ---------   ---------     ---------
 Weighted-average shares - basic earnings
        per share                                6,196,674   6,196,674   6,196,674    6,196,674

   Effect of employee stock options                347,040     346,545     345,673      350,859
                                                 ---------   ---------   ---------    ---------
 Weighted-average shares - diluted earnings
        per share                                6,543,714   6,543,219   6,542,347    6,547,533
                                                 =========   =========   =========    =========

(5) INCOME TAXES

    The difference between the Company's reported tax provision for the three and six months ended June 30, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,269 and $3,813, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

  Certain statements in this Form 10-Q for the quarter ended September 30, 2000 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999.

  Revenues in the quarter ended September 30, 2000 were $124.8 million, a $11.9 million or 10.5% increase from revenues of $112.9 million in the same period of 1999. The increase resulted primarily from a $5.3 million or 10.3% increase in leasing revenue, a $4.5 million or 19.6% increase in sales of new units, and a $2.0 million or 8.7% increase in delivery and installation revenue. The increase in leasing revenue is attributable to an 10.1% increase in average lease fleet to 84,500 units at September 30, 2000, combined with a slight increase in the average monthly rental rate of $2, offset by a slight decrease in the average fleet utilization of less than one percentage point to 85%. The increase in delivery and installation revenue is primarily attributable to the increases in the leasing and new unit sales revenue described above.

  Gross profit for the quarter was $57.2 million, a $2.8 million or 5.1% increase from the third quarter 1999 of $54.5 million. This increase is primarily a result of an increase in leasing gross profit of $3.2 million or 9.5% due to the increase in leasing revenue described above. Excluding depreciation and amortization, leasing margins decreased from 82.8% in 1999 to 82.2% in 2000, due to a concerted effort by the Company to accelerate the refurbishment of units in the existing fleet.

  Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2000 were $18.7 million, a $1.3 million or 7.7% increase from third quarter 1999 SG&A expenses of $17.4 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size as described above and number of branches, which increased from 83 branches at September 30, 1999 to 86 branches at September 30, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this fleet growth and branch expansion.

  Interest expense increased $2.3 million or 10.9% to $23.4 million in the third quarter of 2000 from the same period in 1999. This increase is a result of increased borrowings to finance fleet and branch growth, as well as an increase in the interest rate charged on the variable portion of our bank debt.

  Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999.

  Revenues in the nine months ended September 30, 2000 were $323.6 million, a $23.4 million or 7.8% increase from revenues of $300.3 million in the same period of 1999. The increase resulted primarily from a $13.9 million or 9.3% increase in leasing revenue and a $7.2 million or 13.8% increase in delivery and installation revenue. The increase in leasing revenue is attributable to a 10.4% increase in average lease fleet to 82,000 units for the nine months ended September 30, 2000, combined with a slight increase in the average monthly rental rate of $2, offset by a slight decrease in the average fleet utilization of approximately one percentage point to 84%. The increase in delivery and installation revenue is primarily attributable to the increases in the leasing revenue described above.

  Gross profit for the nine months ended September 30, 2000 was $161.9 million, a $10.6 million or 7.0% increase from the same period of 1999 of $151.3 million. This increase is primarily a result of an increase in leasing gross profit of $8.8 million or 8.7% and an increase in delivery and installation gross profit of $1.2 million or 8.0%. The increase in leasing and delivery and installation gross profit is due to the increase in leasing revenue described above. Excluding depreciation and amortization, leasing margins decreased from 84.7% in 1999 to 83.7% in 2000 due to a concerted effort by the Company to accelerate the refurbishment of units in the existing fleet, the majority of which occurred prior to its busier summer season. Although other revenue was essentially flat, the increase in related gross profit was attributed to a favorable mix of higher margin ancillary products, as 1999 results included revenue associated with a large project to relocate customer-owned units.

  SG&A expenses for the nine months ended September 30, 2000 were $58.6 million, a $5.3 million or 10.0% increase from 1999 expenses of $53.3 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches, which increased from 83 branches at September 30, 1999 to 86 branches at September 30, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this fleet growth and branch expansion.

  Interest expense increased $5.8 million or 9.4% to $67.7 million to date in 2000 from the same period in 1999. This increase is a result of increased borrowings to finance fleet and branch growth as well as an increase in the interest rate charged on the variable portion of our bank debt.

Liquidity and Capital Resources

  During the nine months ended September 30, 2000 and 1999, the Company's principal sources of funds consisted of cash flows from operating and financing sources. Cash flows from operating activities of $59.6 million and $49.5 million for the nine months ended September 30, 2000 and 1999, respectively, were largely generated by the rental of units from the Company's lease fleet.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $6.5 million or 5.2% to $131.0 million for the nine months ended September 30, 2000 compared to $124.6 million for the same period of 1999. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and a slight increase in average monthly rental rates, partially offset by a slight decrease in utilization and increased SG&A expenses required to support the expanded activities of the Company during the nine months ended September 30, 2000.

  Cash used in investing activities was $93.9 million and $119.0 million for the nine months ended September 30, 2000 and 1999, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference in investing activities between September, 1999 and September, 2000 is primarily attributable to the February 1, 1999 purchase of Evergreen Mobile Company for approximately $37 million. Cash provided by financing activities of $34.8 million and $69.4 million for the nine months ended September 30, 2000 and 1999, respectively was primarily from borrowings under the Company's line of credit.

  Availability under the Credit Agreement was $45.6 million at September 30, 2000. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

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

Dated: November 9, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                          Capacity                      Date
        ----                          --------                      ----

/s/ Gerard E. Keefe           Senior Vice President and       November 9, 2000
-------------------------     Chief Financial Officer
Gerard E. Keefe


/s/ Glenn A. Schultz          Controller                      November 9, 2000
-------------------------
Glenn A. Schultz