Form 10-K
period 2000-12-31
SCOTSMAN HOLDINGS INC
filed 2001-04-02
CIK 923144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________
                      Commission File Number:  033-78954

                            SCOTSMAN HOLDINGS, INC.
            (Exact name of Registrant as specified in its Charter)


                Delaware                                      52-1862719
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

        8211 Town Center Drive                                   21236
          Baltimore, Maryland                                  (Zip Code)
(Address of principal executive offices)

Registrants' telephone number, including area code: (410) 931-6000 Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                 Name of each exchange on which registered
              -------------------                 -----------------------------------------
                     None                                          None
-------------------------------------------       -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:


                                     None
--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No__
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 30, 2001, 6,196,674 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                     PART I
Item 1.   Business

General

     Scotsman Holdings, Inc. ("Holdings" or the "Company") was incorporated under the laws of Delaware in November 1993 for the purpose of acquiring Williams Scotsman, Inc. ("Scotsman"). The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, the Company is dependent upon the cash flows of Scotsman for all its cash needs. Founded in 1946, Scotsman is the second largest lessor of mobile office and storage units in the United States with over 88,000 units leased through 88 branch offices in 39 states and Canada. The Company's fleet provides high quality, cost-effective relocatable space solutions to over 25,000 customers in over 470 industries including construction, education, healthcare and retail. In addition to its core leasing operations, Scotsman sells new and previously leased mobile office units and provides delivery, installation and other ancillary products and services.

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

     Based on its experience, management estimates that the U.S. mobile office industry (excluding manufacturing operations) exceeds $2.5 billion and has been growing in recent years. This growth has been primarily driven by population shifts, demographic trends, economic expansion, and the increased demand for outsourcing space needs (for example, school expansion programs, construction starts, recreation and entertainment activities). By outsourcing their space needs, Scotsman's customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs.

     Scotsman purchases its new mobile office units through third-party suppliers and purchases storage units in the aftermarket directly from shipping companies or through brokers. Scotsman believes there are numerous manufacturers and suppliers of mobile office and storage units which supply these products at competitive prices throughout the United States. Scotsman anticipates being able to procure an adequate supply of product on acceptable terms to meet projected customer requirements. Scotsman does not believe that the loss of any one of its suppliers would have a material adverse effect on its operations.

Forward Looking Statements

     Certain statements in this Form 10-K for the year ended December 31, 2000 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Acquisition of Space Master International, Inc.

     On September 1, 1998, Scotsman acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), at a net purchase price of $272.7 million, in a transaction accounted for under the purchase method of accounting. At the time of the acquisition, SMI was the third largest company in the U.S. mobile office industry ranked by fleet size, with a lease fleet of approximately 12,800 units through a network of 26 branches in 13 states, concentrated in the Southeast. (See note 1 of the Notes to Consolidated Financial Statements.) The acquisition was financed in part with borrowings under Scotsman's amended credit facility and in part with proceeds from the issuance of 1,278,939 shares of Holdings common stock (at a price of $50.67 per share) to its equity sponsors Cypress Merchant Banking Partners L.P., Cypress Offshore Partners L.P., Scotsman Partners, L.P. and Odyssey Investment Partners Fund, LP.

Recapitalization

     Pursuant to a recapitalization agreement, on May 22, 1997, the Company (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million in cash. Such amounts have not been restated for the three-for-one stock split granted by the Company in December 1997. In related transactions, the Company and Scotsman purchased or repaid all of the outstanding indebtedness. In conjunction with the debt extinguishment, Scotsman recognized an extraordinary loss of $13.7 million. The transactions described above are collectively referred to herein as the "Recapitalization".

     In connection with the Recapitalization, (i) Scotsman accelerated the payment of deferred compensation under its long term incentive plan, (ii) all outstanding stock options under the Company's employee stock option plan vested and became immediately exercisable and (iii) Scotsman canceled a portion of the outstanding stock options. Accordingly, the Company recognized $5.1 million of Recapitalization expenses including $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options.

     In order to finance the Recapitalization, Scotsman issued $400 million in 9.875% senior notes due 2007 and entered into a $300 million revolving bank facility. Scotsman paid a dividend of $178.7 million to the Company to pay Recapitalization expenses, to repurchase common stock and to purchase certain notes.

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

     Management's business and growth strategy includes the following:

     Fleet and Branch Expansion. Scotsman plans to continue to capitalize on the industry's favorable growth trends by increasing customer penetration and fleet size in existing markets. In addition, Scotsman plans to open branches in new markets where positive business fundamentals exist. From January 1, 1998 to December 31, 2000, Scotsman increased its number of branches from 72 to 88 and the number of units from approximately 47,100 to 88,200 as a result of acquisitions and general fleet expansion.

     Selective Fleet Acquisitions. To complement its fleet and branch expansion, Scotsman plans to capitalize on the industry's fragmentation and expand its geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. From January 1, 1998 to December 31, 2000, Scotsman made six acquisitions of approximately 19,200 units for a total purchase price of $327.8 million, including the purchase of SMI in 1998, which added approximately 12,800 mobile office units at a total purchase price of $272.7 million. Units added through acquisitions have accounted for approximately 55% of the value of Scotsman's total fleet purchases during this period (approximately 17% excluding SMI).

     Ancillary Products and Services. Scotsman continues to identify new applications for its existing products, diversify into new product offerings and deliver ancillary products and services to leverage Scotsman's existing branch network. For example, in 1996, Scotsman began focusing on the expanding market for storage product units, which are used for secured storage space. Since January 1, 1996, Scotsman has grown its storage product fleet by nearly 15,000 units, through direct purchases as well as eight acquisitions which totaled approximately 5,900 storage units. Ancillary products and services include:
the rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

Competition

     Although Scotsman's competition varies significantly by market, the mobile office industry, in general, is highly competitive. Scotsman competes primarily in terms of product availability, customer service and price. Scotsman believes that its reputation for customer service and its ability to offer a wide selection of units suitable for many uses at competitive prices allow it to compete effectively. However, certain of Scotsman's competitors are less leveraged, have greater market share or product availability in a given market and have greater financial resources than Scotsman.

Employees

     At December 31, 2000, Scotsman employed approximately 1,200 persons. None of Scotsman's employees are covered by a collective bargaining agreement. Scotsman considers its relationship with its employees to be good.

     The Company has no employees other than its officers, all of whom are also officers of Scotsman.

Regulatory Matters

     Scotsman must comply with various federal, state and local environmental, health and safety laws and regulations in connection with its operations. Scotsman believes that it is in substantial compliance with these laws and regulations. In addition to compliance costs, Scotsman may incur costs related to alleged environmental damage associated with past or current properties owned or leased by Scotsman. The Company believes that its liability, if any, for any environmental remediation will have no material adverse effect on its financial condition.

     A portion of Scotsman's units is subject to regulation in certain states under motor vehicle and similar registration and certificate of title statutes. Scotsman believes that it has complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to mobile office units. If laws in other states are changed to require registration, Scotsman could be subject to additional costs, fees and taxes. Scotsman does not believe that these costs would be material to its financial condition.

Item 2.   Properties

     Scotsman's headquarters is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Additionally, Scotsman leases approximately 60% of its 88 branch locations and owns the balance. Management believes that none of Scotsman's leased facilities, individually, is material to the operations of Scotsman.

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

     Scotsman does not intend to pay any dividends except for the normal operating expenses of Holdings, but reserves the right to do so. Scotsman's ability to pay dividends to Holdings is limited to amounts for corporate and administrative expenses. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

     Pursuant to the Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan (the "1997 Plan"), options for the purchase of 46,100 shares of Holdings common stock were granted during 2000. No options were exercised during 2000 and no shares of the Company's common stock were issued during 2000 upon the exercise of previously granted options.

Item 6.   Selected Historical Financial Data


The following tables summarize certain selected historical financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere herein. The selected historical financial data set forth below has been derived from the audited Financial Statements. Earnings per share information has been restated for the three-for-one stock split granted by the Company in December, 1997.

                                                                     Year Ended December 31,
                                                          --------------------------------------------
                                                          1996      1997      1998      1999      2000
                                                          ----      ----      ----      ----      ----
                                                        (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
 Leasing                                                $104,438  $120,266  $152,221  $201,820  $220,547
 Sales:
  New units                                               28,042    41,926    46,448    73,001    73,291
  Rental equipment                                        12,331    13,120    15,530    22,369    21,571
 Delivery and installation                                32,767    38,626    47,002    71,245    79,097
 Other                                                    17,568    22,252    25,893    37,370    37,640
                                                        --------  --------  --------  --------  --------
  Total                                                 $195,146  $236,190  $287,094  $405,805  $432,146
========================================================================================================

Gross profit:
 Leasing                                                $ 56,916  $ 71,237  $101,036   136,543   148,454
 Sales:
  New units                                                4,999     6,685     8,099    12,678    13,023
  Rental equipment                                         2,618     3,521     3,730     5,133     5,266
 Delivery and installation                                 7,520    10,914    12,083    18,886    19,427
 Other                                                    13,594    15,480    20,393    29,949    31,057
                                                        --------  --------  --------  --------  --------
  Total                                                 $ 85,647  $107,837  $145,341  $203,189  $217,227
========================================================================================================

Selling, general and administrative
 expenses                                               $ 42,320  $ 46,312  $ 58,152  $ 71,480  $ 76,872
Recapitalization expenses (1)                                ---     5,105       ---       ---       ---
Earnings from continuing operations
 before extraordinary item                                 7,086     4,530     3,724    17,271    16,083
Earnings from continuing operations
 before extraordinary item per
 common share                                           $    .69  $    .65  $    .70  $   2.79  $   2.60
                                                        ========  ========  ========  ========  ========
Earnings from continuing operations
 before extraordinary item per
 common share, assuming dilution                        $    .69  $    .63  $    .66  $   2.64  $   2.46
                                                        ========  ========  ========  ========  ========

Ratio of earnings to fixed charges (2)                      1.4x      1.2x      1.2x      1.4x      1.3x
========================================================================================================

EBITDA (3)                                              $ 75,315  $ 92,351  $117,519  $168,161  $177,554
========================================================================================================

                                                                          Year Ended December 31,
                                                          -----------------------------------------------------
                                                          1996      1997         1998        1999          2000
                                                          ----      ----         ----        ----          ----
                                                             (Dollars in thousands, except per share amounts)
Balance Sheet Data:
Rental equipment, net                                   $356,183   $ 403,528    $640,634    $  726,924    $  799,994
Total assets                                             429,546     514,175     941,291     1,066,467     1,145,901
Long-term debt                                           294,827     533,304     845,447       915,823       959,110
Stockholder's equity (deficit)                            46,443    (128,849)    (57,853)      (38,683)      (22,578)

     (1) Recapitalization expenses recognized in the amount of $5.1 million represent costs incurred in connection with the recapitalization of the Company in May 1997. These expenses include $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion regarding the financial condition and results of operations of the Company for the three years ended December 31, 2000 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Forward-Looking Statements".

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

     New unit sales revenues are derived from the sale of new mobile offices, similar to those units leased by Scotsman. Revenues from delivery and installation result from activities related to the transportation and installation of and site preparation for both leased and sold products. Other revenues are derived from other products and services including: rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

     Although a portion of Scotsman's business is with customers in industries that are cyclical in nature and subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and Scotsman's operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) Scotsman's typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 12 months, (ii) the flexibility and low cost offered to Scotsman's customers by leasing which may be an attractive alternative to capital purchases, (iii) Scotsman's ability to redeploy units during regional recessions and (iv) the diversity of Scotsman's industry segments and the geographic balance of Scotsman's operations (historically during economic slowdowns, the construction industry, which represented approximately 31% of its 2000 revenues, experiences declines in utilization rates, while other customer segments including education, which represented approximately 20% of revenues in 2000, are more stable).

Results of Operations

     2000 Compared With 1999. Revenues in 2000 were $432.1 million, a $26.3 million or 6.5% increase from revenues of $405.8 million in 1999. The increase resulted from a $18.7 million or 9.3% increase in leasing revenue and a $7.9 million or 11.0% increase in delivery and installation revenue. The increase in leasing revenue is attributable to a 10.4% increase in the average lease fleet to approximately 83,300 units for 2000, combined with a slight increase of $1 in the average monthly rental rate, offset by a slight decrease in the average fleet utilization of one percent to 84%. The increase in delivery and installation revenue is attributable to the increase in leasing revenue as described above

     Gross profit in 2000 was $217.2 million, a $14.0 million or 6.9% increase from 1999 gross profit of $203.2 million. The increase primarily resulted from a $11.9 million or 8.7% increase in leasing gross profit and to a minor extent from a $1.1 million or 3.7% increase in gross profit from other revenue. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with stable leasing margins. Excluding depreciation and amortization, leasing margins decreased slightly from 84.8% in 1999 to 84.0% in 2000. Although other revenue was essentially flat, the increase in related gross profit was attributed to a favorable mix of higher margin ancillary products, as 1999 results included revenue associated with a large (lower margin) project to relocate customer-owned units.

     Selling, general and administrative (SG&A) expenses increased by $5.4 million or 7.5% from 1999. The increase is the result of the growth experienced by the Company, both in terms of number of branches and fleet size as compared to 1999. The Company's branch network has expanded from 83 branches at December 31, 1999 to 88 branches at December 31, 2000, while the fleet has grown by approximately 8,700 units from December 31, 1999. The increase in SG&A expenses is due to an increase in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

     Interest expense increased by 9.5% to $91.9 million in 2000 from $83.9 million in 1999. This increase is a result of increased average borrowings of approximately $38.9 million to finance fleet and branch growth in addition to increases in interest rates on our variable bank debt. The effect of market rate increases in 2000 was partially offset by a 25 basis point reduction in February 2000 on bank credit facility borrowings as the Company achieved a specified leverage ratio threshold.

The difference between the Company's reported tax provision for the year ended December 31, 2000 and the tax provision computed based on statutory rates is primarily attributable to non-deductible goodwill amortization expense of $5.1 million.

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

     SG&A expenses increased by $13.3 million or 22.9% from 1998. The increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1998. The Company's branch network has expanded from 80 branches at December 31, 1998 to 83 branches at December 31, 1999, while the fleet has grown by approximately 9,400 units from December 31, 1998. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth and a full year impact of field related costs associated with the SMI acquisition.

     Other depreciation and amortization increased from $9.6 million in 1998 to $15.9 million in 1999, $5.2 million of which relates to the amortization of goodwill and other intangible assets recorded in connection with both the Evergreen and SMI acquisitions (see note 2 of Notes to the Consolidated Financial Statements). The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and leased fleet as discussed above.

     Interest expense increased by 28.9% to $83.9 million in 1999 from $65.1 million in 1998. This increase is the result of the first full year effect of borrowings to finance the purchase of SMI in September 1998 and the result of financing the other fleet and branch growth, including the acquisition of Evergreen.

     The difference between the Company's reported tax provision for the year ended December 31, 1999 and the tax provision computed based on statutory rates is primarily attributable to non-deductible goodwill amortization expense of $5.2 million.

Liquidity and Capital Resources

     During 1998, 1999 and 2000, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $42.7 million in 1998, $72.3 million in 1999 and $86.9 million in 2000 was largely generated by the rental of units from Scotsman's lease fleet and sales of new mobile office units.

     The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $9.4 million or 5.6% to $177.6 million in 2000 compared to $168.2 million in 1999. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and a slight increase in average monthly rental rates, partially offset by a slight decline in utilization and increased SG&A expenses required to support the expanded activities during 2000. In 1999, the Company's EBITDA increased by $50.6 million or 43.1% to $168.2 million compared to $117.6 million in 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet and an increase in average monthly rental rates, partially offset by a slight decline in utilization, and increased SG&A expenses to support the increased activities during 1999.

     Cash flow used in investing activities was $390.4 million in 1998, $142.7 million in 1999 and $128.3 million in 2000. Scotsman's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. Scotsman seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. These expenditures increased the size of the rental fleet by approximately 23,100 units during 1998 and 9,400 during 1999 and 8,700 units during 2000. This activity was in response to increased customer demand and a continuation of Scotsman's fleet acquisition strategy and branch expansion. The following table sets forth Scotsman's investment in its lease fleet for the periods indicated.


                                                        Year Ended December 31,
                                                        1998     1999     2000
                                                       ------   ------   ------
                                                         (Dollars in millions)
Gross capital expenditures for rental equipment
   New units and betterments.......................    $110.0   $115.0   $118.6
   Acquisitions, excluding acquired businesses.....       9.2        -      4.0
                                                       ------   ------   ------
                                                        119.2    115.0    122.6

Purchase price allocated to fleet of acquired
    businesses                                         157.2     24.2      5.3
Proceeds from sale of used rental equipment            (15.5)   (22.4)   (21.6)
                                                        ----     ----     ----

Net capital expenditures for rental equipment         $260.9   $116.8   $106.3
                                                      ======   ======   ======

Lease fleet maintenance expenses included
  in the statement of operations...............       $ 23.4   $ 30.5   $ 35.1
                                                      ======   ======   ======

     Scotsman believes it can manage the capital requirements of its lease fleet, and thus its cash flow, through the careful monitoring of its lease fleet additions. During 1998, 1999 and 2000, Scotsman was able to sell used units in the ordinary course of business (excluding units sold pursuant to purchase options) at an average of more than 95% of their total capitalized cost and at a premium to net book value. Such capitalized costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and note (2) of Notes to Consolidated Financial Statements. Historically, Scotsman has recognized net gains on the sale of used units.

     Scotsman's maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of used units helps preserve the overall quality of Scotsman's lease fleet and enhances cash flow. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures greater than $1,000 that significantly extend the economic useful life of a unit or that materially alter a unit's configuration are capitalized. Scotsman estimates that the current annual capital expenditures (net of proceeds from sales of used units) necessary to maintain its lease fleet and facilities at their current size and condition is approximately $25 million.

     Other capital expenditures of $13.9 million, $13.9 million and $18.6 million in 1998, 1999 and 2000, respectively, consist of items not directly related to the lease fleet, such as branch or headquarter's buildings, land, equipment, leasehold improvements and management information systems.

     Cash provided by financing activities of $43.3 million in 2000 and $70.3 million in 1999 is comprised primarily of long-term borrowings. Scotsman paid dividends to the Company in the amount of $55,000 to fund normal operating expenses in 2000 and 1999. Cash provided by financing activities of $348.2 million in 1998 is comprised primarily of long term borrowings and a capital contribution paid by Holdings to finance Scotsman's acquisition of SMI in September 1998. In 1998, Scotsman paid dividends to Holdings in the amount of $22.8 million primarily to effect the repayment of a promissory note of Holdings.

     In connection with the acquisition of SMI, Scotsman entered into an amended credit facility providing for revolver borrowings up to $540 million (subject to the satisfaction of certain requirements including a borrowing base test) and a $60 million term loan. Availability under the revolver is based on a borrowing base calculation, which was amended effective September 15, 1999, and was $37.7 million at December 31, 2000. Borrowings under the line may be used for working capital, acquisitions and general corporate purposes. At the Company's option, the revolving credit loans may be maintained as (a) Base Rate Loans which bear interest at the prime rate plus 1% or (b) Eurodollar Loans which bear interest at the Eurodollar Rate plus 2.25%. In February 2000, the applicable margin used to calculate such interest rates was reduced to 0.75% for prime rate loans and 2.0% for Eurodollar Rate loans as Scotsman met a specified leverage ratio threshold. Terms of the revolver, which matures May 21, 2002, are unchanged from the original credit agreement dated May 1997. The term loan, which matures May 21, 2005, bears interest at a rate of either prime plus 2.0% or the Eurodollar Rate plus 3.25%. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. The amended credit facility is guaranteed by the Company and a subsidiary of Scotsman and is secured by a first priority security interest in substantially all the assets of the Company, Scotsman and such subsidiary. The amended credit facility contains certain covenants including restrictions against mergers, acquisitions, and disposition of assets, voluntary prepayments of debt, financial covenants and certain other covenants, including restrictions on the amount of dividends that Scotsman can pay to Holdings.

     Subsequent to December 31, 2000, the amended credit facility was further amended to provide for revolver borrowings up to $600 million.

     Scotsman believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

Seasonality

     Although demand from certain of Scotsman's customers is somewhat seasonal, Scotsman's operations as a whole are not seasonal to any significant extent.


Inflation

     Scotsman believes that inflation has not had a material effect on its results of operations. However, an inflationary environment could materially increase interest rates on Scotsman's floating rate debt. The price of used units sold by Scotsman and the replacement cost of such units could also increase in such an environment. Scotsman's standard lease generally provides for annual rental rate escalation at the inflation rate as determined by the Consumer Price Index after the end of the initial lease term. In addition, Scotsman may seek to limit its exposure to interest rate fluctuations by utilizing certain hedging mechanisms, although it is under no obligation to do so.

Item 8.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


Financial Statements:

                                                                                     Page
                                                                                     ----
Scotsman Holdings, Inc. and Subsidiaries:
     Report of Independent Auditors................................................     18
     Consolidated Balance Sheets as of December 31, 2000 and 1999..................     19
     Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998............................................     20
     Consolidated Statements of Changes in Stockholders' Equity for the years
      ended December 31, 2000, 1999 and 1998.......................................     21
     Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998.............................................  22-23
     Notes to Consolidated Financial Statements....................................  24-35

Williams Scotsman, Inc. and Subsidiaries:
     Report of Independent Auditors................................................     36
     Consolidated Balance Sheets as of December 31, 2000 and 1999..................     37
     Consolidated Statements of Operations for the years ended
          December 31, 2000, 1999 and 1998.........................................     38
     Consolidated Statements of Changes in Stockholder's Equity for the years
          ended December 31, 2000, 1999 and 1998...................................     39
     Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998.........................................  40-41
     Notes to Consolidated Financial Statements....................................  42-56

Financial Statement Schedules:
   Scotsman Holdings, Inc. and Subsidiaries:
     Schedule I - Condensed Financial Information of Registrant....................  77-78

   Scotsman Holdings, Inc. and Subsidiaries:
     Schedule II - Valuation and Qualifying Accounts...............................     79

     All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

                         Report of Independent Auditors


Board of Directors
Scotsman Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Scotsman Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scotsman Holdings, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Baltimore, Maryland
February 2, 2001

                   Scotsman Holdings, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                              December 31
                                                                         2000             1999
                                                                     ----------------------------
                                                                          (In thousands)
Assets
Cash                                                                  $    2,549       $      644
Trade accounts receivable, net of allowance for doubtful
   accounts of $983 in 2000 and $1,058 in 1999                            53,916           56,989
Prepaid expenses and other current assets                                 20,685           17,484
Rental equipment, net of accumulated depreciation
   of $155,434 in 2000 and $127,154 in 1999                              799,994          726,924
Property and equipment, net                                               64,766           54,074
Deferred financing costs, net                                             15,408           20,339
Goodwill and other intangible assets, net                                172,218          172,273
Other assets                                                              16,365           17,740
                                                                    -----------------------------
                                                                      $1,145,901       $1,066,467
                                                                    =============================
Liabilities and stockholders' equity
Accounts payable and accrued expenses                                 $   54,747       $   52,445
Rents billed in advance                                                   24,757           23,035
Long-term debt                                                           959,110          915,823
Deferred income taxes                                                    129,865          113,847
                                                                     ----------------------------
Total liabilities                                                     $1,168,479       $1,105,150
                                                                     ----------------------------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized: 10,000,000 shares;
    issued: 9,507,407 shares in 2000 and 1999                         $       95       $       95
   Additional paid-in capital                                            234,204          233,725
   Cumulative foreign currency translation adjustment                       (457)               -
   Retained earnings                                                      39,436           23,353
                                                                     ----------------------------
                                                                         273,278          257,173
Less treasury stock - 3,310,733 common shares in 2000 and
   1999, at cost                                                        (295,856)        (295,856)
                                                                     ----------------------------
Net stockholders' deficit                                                (22,578)         (38,683)
                                                                     ----------------------------
                                                                      $1,145,901       $1,066,467
                                                                     ============================

See accompanying notes.

                   Scotsman Holdings, Inc. and Subsidiaries

                     Consolidated Statements of Operations


                                                                    Year ended December 31
                                                             2000            1999            1998
                                                     --------------------------------------------
                                                       (In thousands except per share amounts)
Revenues
Leasing                                                  $220,547        $201,820        $152,221
Sales:
  New units                                                73,291          73,001          46,448
  Rental equipment                                         21,571          22,369          15,530
  Delivery and installation                                79,097          71,245          47,002
  Other                                                    37,640          37,370          25,893
                                                      -------------------------------------------
Total revenues                                            432,146         405,805         287,094
                                                      -------------------------------------------
Cost of sales and services
Leasing:
  Depreciation and amortization                            36,720          34,553          27,605
  Other direct leasing costs                               35,373          30,724          23,580
Sales:
  New units                                                60,268          60,323          38,349
  Rental equipment                                         16,305          17,236          11,800
  Delivery and installation                                59,670          52,359          34,919
  Other                                                     6,583           7,421           5,500
                                                      -------------------------------------------
Total costs of sales and services                         214,919         202,616         141,753
                                                      -------------------------------------------
Gross profit                                              217,227         203,189         145,341
                                                      -------------------------------------------

Selling, general and administrative expenses               76,872          71,480          58,152
Other depreciation and amortization                        17,474          15,866           9,623
Interest, including amortization of
  deferred financing costs of $4,931,                      91,860          83,878          65,110
  $4,913, and $3,857
                                                      -------------------------------------------
Total operating expenses                                  186,206         171,224         132,885
                                                      -------------------------------------------
Income before income taxes                                 31,021          31,965          12,456
Income tax expense                                         14,938          14,694           8,732
                                                      -------------------------------------------
Net income                                               $ 16,083        $ 17,271        $  3,724
                                                      ===========================================

                                                      -------------------------------------------
Earnings per common share:                               $   2.60        $   2.79        $   0.70
                                                      ===========================================

Earnings per common share, assuming
  dilution:                                              $   2.46        $   2.64        $   0.66
                                                      ===========================================

See accompanying notes.

                   Scotsman Holdings, Inc. and Subsidiaries

          Consolidated Statements of Changes in Stockholders' Equity


                                   Common Stock         Additional                   Other
                               ---------------------     Paid-in     Retained    Comprehensive     Treasury
                                  Shares     Amount      Capital     Earnings       Income           Stock        Total
                               --------------------------------------------------------------------------------------------
                                                                       (In thousands)

Balance at December 31, 1997        4,920        $82     $164,494     $ 2,358       $      -       $(295,783)     $(128,849)

Purchase of 2,400 shares of
 treasury stock                        (2)         -            -           -              -             (73)           (73)
Issuance of 1,278,939 shares
 of common stock in connection
 with the purchase of Space
 Master International, Inc.         1,279         13       64,607           -              -               -         64,620
Appreciation in value of stock
 options                                -          -        2,725           -              -               -          2,725
Net income                              -          -            -       3,724              -               -          3,724
                                -------------------------------------------------------------------------------------------
Balance at December 31, 1998        6,197         95      231,826       6,082              -        (295,856)       (57,853)

Appreciation in value of stock          -          -        1,899           -              -               -          1,899
 options
Net income                              -          -            -      17,271              -               -         17,271
                                -------------------------------------------------------------------------------------------
Balance at December 31, 1999        6,197         95      233,725      23,353              -        (295,856)       (38,683)

Appreciation in value of stock
 options                                -          -          479           -              -               -            479
Foreign currency translation
 adjustment                             -          -            -           -           (457)              -           (457)
Net income                              -          -            -      16,083              -               -         16,083
                                -------------------------------------------------------------------------------------------
Balance at December 31, 2000        6,197        $95     $234,204     $39,436       $   (457)      $(295,856)     $ (22,578)
                               ============================================================================================

See accompanying notes.

                    Scotsman Holdings, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows



                                                                     Year ended December 31
                                                           2000               1999              1998
                                                     -------------------------------------------------
                                                                     (In thousands)
Cash flows from operating activities
Net income                                              $  16,083          $  17,271         $   3,724
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                          59,125             55,332            41,085
    Provision for bad debts                                 3,697              3,756             2,329
    Deferred income tax expense                            14,683             13,818             8,582
    Non-cash option compensation expense                      479              1,899             2,725
    Gain on sale of rental equipment                       (5,266)            (5,133)           (3,730)
    Increase in net trade accounts receivable                (337)           (18,058)          (10,918)
    Increase (decrease) in accrued expenses                 1,579              9,248            (4,742)
    Other                                                  (3,121)            (5,851)            3,642
                                                     -------------------------------------------------
Net cash provided by operating activities                  86,922             72,282            42,697
                                                     -------------------------------------------------

Cash flows from investing activities
Rental equipment additions                               (122,617)          (115,024)         (119,288)
Proceeds from sales of rental equipment                    21,571             22,369            15,530
Acquisition of businesses, net of cash acquired            (8,687)           (36,208)         (272,721)
Purchase of property and equipment, net                   (18,571)           (13,860)          (13,944)
Redemption of certificates of deposit                           -                  -                13
                                                     -------------------------------------------------
Net cash used in investing activities                    (128,304)          (142,723)         (390,410)
                                                     -------------------------------------------------

                   Scotsman Holdings, Inc. and Subsidiaries

                                                                 Year ended December 31
                                                        2000             1999             1998
                                                   ----------------------------------------------
                                                                  (In thousands)
Cash flows from financing activities
Proceeds from long-term debt                          $ 493,749        $ 483,525        $ 608,492
Repayment of long-term debt                            (450,461)        (413,149)        (296,349)
Repayment of promissory note payable                          -                -          (21,834)
Increase in deferred financing costs                          -              (91)          (6,639)
Net proceeds from issuance of common stock                    -                -           64,620
Payments to acquire treasury stock                            -                -              (73)
                                                    ---------------------------------------------
Net cash provided by financing activities                43,287           70,285          348,217
                                                    ---------------------------------------------
Net increase (decrease) in cash                           1,905             (156)             504

Cash at beginning of period                                 644              800              296
                                                    ---------------------------------------------
Cash at end of period                                 $   2,549        $     644        $     800
                                                    =============================================

Supplemental cash flow information:
  Cash paid (refunds recovered) for income taxes      $     196        $     (10)       $     523
                                                    =============================================
  Cash paid for interest                              $  81,653        $  76,920        $  59,904
                                                    =============================================

See accompanying notes.

                   Scotsman Holdings, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

               (Dollars in thousands, except per share amounts)
                          December 31, 2000 and 1999

1.  Organization and Basis of Presentation

Scotsman Holdings, Inc. was organized in November 1993 for the purpose of acquiring Williams Scotsman (Scotsman). The operations of Scotsman Holdings, Inc. and subsidiaries (the Company) consist of the leasing and sale of mobile offices, storage products, and their delivery and installation. Included in the operations of Scotsman are two wholly own subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997. The operations of Willscot are limited to the leasing of its mobile office units to Scotsman under a master lease.

Acquisition of Evergreen Mobile Company

On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation (Evergreen), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Evergreen was $36,208, including the repayment of existing indebtedness of Evergreen. The purchase price paid was allocated to the net identifiable assets acquired of $19,686 with the excess of $16,522 representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the net assets acquired The acquisition was financed with borrowings under the Company's amended credit facility.

Acquisition of Space Master International, Inc.

On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation (SMI), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,721, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net identifiable assets acquired of $111,568 with the excess of $161,153 representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition was financed in part with additional borrowings under the Company's amended credit facility and in part with equity contributed by Holdings.

                   Scotsman Holdings, Inc. and Subsidiaries

1.  Organization and Basis of Presentation (continued)

Acquisition of Space Master International, Inc. (continued)

The pro forma unaudited results of operations of the year ended December 31, 1998, assuming consummation of the acquisition as of January 1, 1998 are as follows:

        Total revenue                                  $345,609
        Net income                                     $  3,137
        Net income per basic share                     $    .59


Recapitalization

Pursuant to a recapitalization agreement, on May 22, 1997, the Company (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 in cash. Such amounts have not been restated for the three-for-one stock split granted by the Company in December 1997. In related transactions, the Company and Scotsman purchased or repaid all of the outstanding indebtedness. In conjunction with the debt extinguishment, Scotsman recognized an extraordinary loss of $13,719.

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


                    Scotsman Holdings, Inc. and Subsidiaries

(a)  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)  Leasing Operations

     Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 2000. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

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

(d)  Property and Equipment

     Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

(e)  Goodwill and Other Intangible Assets

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight-line basis over 20 to 40


                Scotsman Holdings, Inc. and Subsidiaries

(e)  Goodwill and Other Intangible Assets (continued)

     years. Other identifiable intangibles acquired of $4,433 include assembled workforce, covenant not to compete and customer base, which are being amortized on a straight-line basis over periods of 21 to 228 months. As of December 31, 2000, 1999 and 1998, accumulated amortization on goodwill and intangible assets was $11,932, $6,817, and $1,600, respectively.

     On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets is reduced by the estimated shortfall of cash flows, on a discounted basis.

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

(g)  Revenue Recognition

     The Company's current revenue recognition policy is to recognize rental income ratably over the month on a daily basis. Billings for periods extending beyond the month end are recorded as deferred income. Sales revenue is recognized at the time the units are delivered, with the exception of long-term construction-type sales contracts for which revenue is recognized under the percentage of completion method. Under this method, income is recognized based on the incurred costs to date compared to estimated total costs. All other revenue is recognized when related services have been performed.

(g)  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.


                    Scotsman Holdings, Inc. and Subsidiaries

(i)  Earnings Per Share

     The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                        December 31
                                             2000           1999        1998
                                         -------------------------------------
     Weighted-average shares-basic
      earnings per share                  6,196,674     6,196,674    5,346,325

     Effect of employee stock options       340,787       349,591      274,080
                                         -------------------------------------
     Weighted-average shares-
      diluted earnings per share          6,537,461     6,546,265    5,620,405
                                         =====================================


3.  Property and Equipment

Property and equipment consist of the following:


                                                 December 31
                                             2000           1999
                                          -----------------------
Land                                       $13,089        $ 9,562
Buildings and improvements                  28,464         24,369
Furniture and equipment                     47,106         36,406
                                          -----------------------
                                            88,659         70,337
Less accumulated depreciation               23,893         16,263
                                          -----------------------
Net property and equipment                 $64,766        $54,074
                                          =======================


                    Scotsman Holdings, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

4.  Long-Term Debt

Long-term debt consists of the following:

                                                            December 31
                                                        2000          1999
                                                      -----------------------

Borrowings under revolving credit facility             $500,460      $456,573
Term loan                                                58,650        59,250
9.875% senior notes                                     400,000       400,000
                                                      -----------------------
                                                       $959,110      $915,823
                                                      =======================

In connection with the acquisition of SMI, the loan agreement for the credit facility was amended to provide for a $540,000 revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver is based upon a borrowing base calculation, which was amended effective September 15, 1999, and was $37,712 at December 31, 2000. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%. In February 2000, these rates were decreased to prime plus 0.75% and the Eurodollar Rate plus 2.0% as a result of the Company meeting a specified leverage ratio threshold. The weighted average interest rates of the revolver under the credit agreement were 8.85% and 8.33% at December 31, 2000 and 1999, respectively. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rates of the term loan under the credit agreement were 10.06% and 9.38% at December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, this credit facility was further amended to provide for revolver borrowings up to $600,000.

Borrowings under the credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that Scotsman can pay to Holdings, the credit facility loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage and fleet utilization.

The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year. On or after June 1, 2002, the notes are redeemable at the option of the Company, at redemption prices of 104.938% and 102.469% during the 12 month periods beginning June 1, 2002 and 2003, respectively, and 100% thereafter. Upon the occurrence of a change of control, the notes may be redeemed as a whole at the option


                   Scotsman Holdings, Inc. and Subsidiaries

            Notes to Consolidated Financial Statements (continued) of the Company at a redemption price of 100% plus the applicable premium as defined in the agreement.

The notes are general unsecured obligations of the Company and are subordinated in right of payment to all secured indebtedness. Additionally, the notes are guaranteed by Willscot, Scotsman's wholly-owned subsidiary. Such guaranty is full and unconditional, and joint and several. The note agreement limits or restricts the Company's ability to incur additional indebtedness; make distributions of capital in an amount not to exceed 50% of accumulated earnings, excluding the recapitalization-related distribution; dispose of property; incur liens on property; receive dividends from Scotsman; and merge with or acquire other companies.

At December 31, 2000 and 1999, the fair value of long-term debt was approximately $883,110 and $895,823, respectively, based on the quoted market price of the senior notes and the book value of the revolving credit facilities, which are adjustable rate notes.

Letter of credit obligations at December 31, 2000 were $1,828.

                    Scotsman Holdings, Inc. and Subsidiaries

5.  Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                            December 31
                                                        2000          1999
                                                      ----------------------
Deferred tax liabilities:
  Cost basis in excess of tax basis of assets
    and accelerated tax depreciation:
      Rental equipment                                $220,502      $181,786
      Property and equipment                             1,074         1,074
      Other                                              2,631         2,553
                                                      ----------------------
        Total deferred tax liabilities                 224,207       185,413
                                                      ----------------------
Deferred tax assets:
  Allowance for doubtful accounts                          390           408
  Rents billed in advance                               10,127         9,279
  Net operating loss carryovers                         80,196        57,104
  Alternative minimum tax credit carryovers              1,759         1,759
  Investment tax credit carryovers                           -           860
  Other                                                  5,270         5,556
                                                      ----------------------
                                                        97,743        74,966
  Less: valuation allowance                             (3,400)       (3,400)
                                                      ----------------------
        Total deferred tax assets                       94,342        71,566
                                                      ======================
Net deferred tax liabilities                          $129,865      $113,847
                                                      ======================

At December 31, 2000, the Company had net operating loss carryovers available for federal income tax purposes of $200,530 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. These net operating loss carryovers expire at various dates from 2003 to 2020. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations. An investment credit carryover of approximately $860 expired on December 31, 2000. During 1998, the Company recorded a charge to income tax expense of $3,400 relating to the establishment of a deferred tax asset valuation allowance as a result of a change in management's tax planning strategies associated with the recoverability of certain net operating loss carryovers.

                   Scotsman Holdings, Inc. and Subsidiaries

5.  Income Taxes (continued)

Income tax expense consists of the following:

                                            Years ended December 31
                                    2000            1999            1998
                                 -----------------------------------------

Current                            $   255         $   876          $  150
Deferred                            14,683          13,818           8,582
                                 -----------------------------------------
                                   $14,938         $14,694          $8,732
                                 =========================================

Federal                            $12,626         $12,596          $7,482
State                                2,312           2,098           1,250
                                 -----------------------------------------
                                   $14,938         $14,694          $8,732
                                 =========================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:


                                                    Years ended December 31
                                                  2000        1999      1998
                                             -------------------------------

Income tax at statutory rate                   $10,857     $11,188    $4,360
State income taxes, net of federal tax           1,503       1,144       449
    benefit
Amortization of goodwill and other
    Intangible assets                            1,702       1,838       567
Increase in valuation allowance                      -           -     3,400
Other                                              876         524       (44)
                                             -------------------------------
                                               $14,938     $14,694    $8,732
                                             ===============================

6.  Commitments

The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 2000 approximate future minimum rental payments are as follows:

           2001                                        $ 7,657
           2002                                          6,199
           2003                                          4,282
           2004                                          3,197
           2005                                          2,667
           Thereafter                                    3,568
                                                      --------
                                                       $27,570
                                                      ========

Rent expense was $9,839 in 2000, $8,817 in 1999, and $6,708 in 1998.

                   Scotsman Holdings, Inc. and Subsidiaries

7.  Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lessor of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 2000). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $477 in 2000, $395 in 1999 and $329 in 1998. No contributions have been made by the Company under the profit-sharing feature.

The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2000, the total amount deferred under this plan, including earnings, was $1,715.

The Company adopted a stock option plan for certain key employees of Scotsman. The plan was subsequently amended and restated in 1998 (the "Amended and Restated 1997 Employee Stock Option Plan"). Under the plan, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. Under this plan, 46,100 and 29,800 options were granted in 2000 and 1999, respectively. For those options in which both the grant date and the measurement date were known, the Company recognized compensation expense in the amount of $479, $1,899 and $2,725 in 2000, 1999, and 1998, respectively.

                    Scotsman Holdings, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)

Prior to the Recapitalization, the Company had adopted a stock option plan for certain key employees ("1994 Employee Stock Option Plan"). The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. All options outstanding under this plan became fully vested in conjunction with the Recapitalization.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 2000, 1999, and 1998: risk-free interest rate of 6.3%, 5.6%, and 5.5%, respectively; weighted average expected life of the options of 5 years; and no dividends.

                   Scotsman Holdings, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                         2000       1999      1998
                                    ---------------------------------

Pro forma net income                  $15,446     $16,910     $3,111
Pro forma earnings per share          $  2.49     $  2.73     $ 0.55

A summary of stock option activity and related information for the years ended December 31 follows. Amounts have been restated for the three-for-one stock split granted by the Company in December 1997:

                                          2000                         1999                         1998
                              --------------------------------------------------------------------------------------
                                                 Weighted                     Weighted                     Weighted
                                                 Average                      Average                      Average
                                                 Exercise                     Exercise                     Exercise
                                    Options       Price        Options         Price         Options        Price
                              --------------------------------------------------------------------------------------
Beginning balance                  1,107,840      $22.68      1,099,640       $ 22.12         998,790        $ 19.14
Granted                               46,100       50.67         29,800         50.67         112,550          44.12
Canceled                                   -           -              -             -               -              -
Forfeited                            (33,400)      31.77        (21,600)       (32.07)        (11,700)        (21.01)
                              --------------------------------------------------------------------------------------
Ending balance                     1,120,540       23.56      1,107,840         22.69       1,099,640        $ 22.12

Exercisable at end of year           871,030       18.54        950,165         19.94         949,525        $ 19.64
Weighted average minimum
 value of options granted
 during year                                      $19.45                      $ 12.08                        $ 10.36

Exercise prices for options outstanding as of December 31, 2000 range from $4.59 to $50.67. The weighted-average remaining contractual life of those options is
6.31 years.

                        Report of Independent Auditors


Board of Directors
Williams Scotsman, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Baltimore, Maryland
February 2, 2001

                    Williams Scotsman, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                         December 31
                                                                    2000              1999
                                                               -----------------------------
                                                                     (In thousands)
Assets
Cash                                                            $    2,546        $      641
Trade accounts receivable, net of allowance for doubtful
 accounts of $983 in 2000 and $1,058 in 1999                        53,916            56,989

Prepaid expenses and other current assets                           20,685            17,484
Rental equipment, net of accumulated depreciation of
 $155,434 in 2000 and $127,154 in 1999                             799,994           726,924
Property and equipment, net                                         64,766            54,074
Deferred financing costs, net                                       15,408            20,339
Goodwill and other intangible assets, net                          172,218           172,273
Other assets                                                        16,365            17,740
                                                               -----------------------------
                                                                $1,145,898        $1,066,464
                                                               =============================
Liabilities and stockholder's equity
Accounts payable and accrued expenses                           $   54,735        $   52,434
Rents billed in advance                                             24,757            23,035
Long-term debt                                                     959,110           915,823
Deferred income taxes                                              135,317           119,279
                                                               -----------------------------
         Total liabilities                                       1,173,919         1,110,571
                                                               =============================

Stockholder's equity (deficit):
 Common stock, $.01 par value.  Authorized 10,000,000
  shares; issued and outstanding 3,320,000 shares                       33                33

 Additional paid-in capital                                        126,567           126,088
 Cumulative foreign currency translation adjustment                   (457)                -
 Retained deficit                                                 (154,164)         (170,228)
                                                               -----------------------------
Total stockholder's deficit                                        (28,021)          (44,107)
                                                               -----------------------------
                                                                $1,145,898        $1,066,464
                                                               =============================

See accompanying notes.

                   Williams Scotsman, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                               Year ended December 31
                                                          2000         1999           1998
                                                    ------------------------------------------
                                                               (In thousands except
                                                                per share amounts)
Revenues
Leasing                                               $    220,547     $ 201,820     $ 152,221
Sales:
 New units                                                  73,291        73,001        46,448
 Rental equipment                                           21,571        22,369        15,530
Delivery and installation                                   79,097        71,245        47,002
Other                                                       37,640        37,370        25,893
                                                    ------------------------------------------
     Total revenues                                        432,146       405,805       287,094
                                                    ------------------------------------------

Cost of sales and services
Leasing:
 Depreciation and amortization                              36,720        34,553        27,605
 Other direct leasing costs                                 35,373        30,724        23,580
Sales:
 New units                                                  60,268        60,323        38,349
 Rental equipment                                           16,305        17,236        11,800
Delivery and installation                                   59,670        52,359        34,919
Other                                                        6,583         7,421         5,500
                                                    ------------------------------------------
     Total costs of sales and services                     214,919       202,616       141,753
                                                    ------------------------------------------
    Gross profit                                           217,227       203,189       145,341
                                                    ------------------------------------------

Selling, general and administrative expenses                76,817        71,425        58,099
Other depreciation and amortization                         17,474        15,866         9,623
Interest, including amortization of deferred
 financing costs of $4,931, $4,913 and $3,857               91,860        83,878        65,060
                                                    ------------------------------------------
      Total operating expenses                             186,151       171,169       132,782
                                                    ------------------------------------------

      Income before income taxes                            31,076        32,020        12,559
Income tax expense                                          14,957        14,713         8,768
                                                    ------------------------------------------
      Net income                                      $     16,119     $  17,307     $   3,791
                                                    ==========================================

 Earnings per common share                            $       4.86     $    5.21     $    1.14
                                                    ==========================================

See accompanying notes.

                   Williams Scotsman, Inc. and Subsidiaries

          Consolidated Statements of Changes in Stockholder's Equity


                                                         Additional                       Other
                                      Common Stock        Paid-in        Retained     Comprehensive
                                   Shares      Amount     Capital        Deficit         Income            Total
                                 ----------------------------------------------------------------------------------
                                                             (In thousands)
Balance at December 31, 1997        3,320      $  33      $ 56,844      $(168,441)     $       -          $(111,564)
Additional capital investment           -          -        64,620              -              -             64,620
Appreciation in value of
 stock options                          -          -         2,725              -              -              2,725
Dividends to parent--$6.88
 per share                              -          -             -        (22,830)             -            (22,830)
Net income                              -          -             -          3,791              -              3,791
                                 ----------------------------------------------------------------------------------
Balance at December 31, 1998        3,320         33       124,189       (187,480)             -            (63,258)
Appreciation in value of
 stock options                          -          -         1,899              -              -              1,899
Dividends to parent--$.02 per
 share                                  -          -             -            (55)             -                (55)
Net income                              -          -             -         17,307              -             17,307
                                 ----------------------------------------------------------------------------------
Balance at December 31, 1999        3,320         33       126,088       (170,228)             -            (44,107)
Appreciation in value of                -          -           479              -
 stock options                                                                                 -                479
Dividends to parent--$.02 per           -          -             -            (55)
 share                                                                                         -                (55)
Foreign currency translation                                     -                          (457)              (457)
   adjustment                           -          -
Net income                              -          -             -         16,119              -             16,119
                                 ----------------------------------------------------------------------------------
Balance at December 31, 2000        3,320      $  33      $126,567      $(154,164)     $    (457)         $ (28,021)
                                 ==================================================================================

See accompanying notes.

                   Williams Scotsman, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows



                                                                              Year ended December 31
                                                                        2000           1999            1998
                                                                   ------------------------------------------
                                                                                (In thousands)
Cash flows from operating activities
Net income                                                           $  16,119      $  17,307       $   3,791
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                      59,125         55,332          41,085
     Provision for bad debts                                             3,697          3,756           2,329
     Deferred income tax expense                                        14,703         13,837           8,618
     Non-cash option compensation expense                                  479          1,899           2,725
     Gain on sale of rental equipment                                   (5,266)        (5,133)         (3,730)
     Increase in net trade accounts receivable                            (337)       (18,058)        (10,918)
     Increase (decrease) in accounts payable and accrued
        expenses                                                         1,578          9,249          (1,225)
     Other                                                              (3,121)        (5,851)            943
                                                                   ------------------------------------------
Net cash provided by operating activities                               86,977         72,338          43,618
                                                                   ------------------------------------------

Cash flows from investing activities
Rental equipment additions                                            (122,617)      (115,024)       (119,288)
Proceeds from sales of rental equipment                                 21,571         22,369          15,530
Acquisition of businesses, net of cash acquired                         (8,687)       (36,208)       (272,721)
Purchase of property and equipment, net                                (18,571)       (13,860)        (13,944)
Redemption of certificates of deposit                                        -              -              13
                                                                   ------------------------------------------
Net cash used in investing activities                                $(128,304)     $(142,723)      $(390,410)
                                                                   ------------------------------------------

                   Williams Scotsman, Inc. and Subsidiaries

                                                                 Year ended December 31
                                                           2000             1999           1998
                                                       ------------------------------------------
                                                                     (In thousands)
Cash flows from financing activities
Proceeds from long-term debt                              $ 493,748      $ 483,525      $ 608,492
Repayment of long-term debt                                (450,461)      (413,149)      (296,349)
Increase in deferred financing costs                              -            (91)        (6,639)
Equity contribution                                               -              -         64,620
Cash dividends paid                                             (55)           (55)       (22,830)
                                                       ------------------------------------------
Net cash provided by financing activities                    43,232         70,230        347,294
                                                       ------------------------------------------
Net increase (decrease) in cash                               1,905           (155)           502

Cash at beginning of period                                     641            796            294
                                                       ------------------------------------------
Cash at end of period                                     $   2,546      $     641      $     796
                                                       ==========================================

Supplemental cash flow information:
   Cash paid (refunds received) for income taxes          $     196      $     (10)     $     523
                                                       ==========================================
   Cash paid for interest                                 $  81,653      $  76,920      $  59,904
                                                       ==========================================

See accompanying notes.

                   Williams Scotsman, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

               (Dollars in thousands, except per share amounts)
                          December 31, 2000 and 1999


1.   Organization and Basis of Presentation

Williams Scotsman, Inc. (the Company) is a wholly owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include two wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full and unconditional, and joint and several subordinated guarantor of the 9.875% senior notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease.

The operations of the Company consist primarily of the leasing and sale of mobile offices and storage products (equipment) and their delivery and installation.

Acquisition of Evergreen Mobile Company

On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation (Evergreen), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Evergreen was $36,208, including the repayment of existing indebtedness of Evergreen. The purchase price paid was allocated to the net identifiable assets acquired of $19,686 with the excess of $16,522 representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the net assets acquired. The acquisition was financed with borrowings under the Company's amended credit facility.

Acquisition of Space Master International, Inc.

On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation (SMI), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,721, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net identifiable assets acquired of $111,568 with the excess of $161,153 representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition was financed in part with additional borrowings under the Company's amended credit facility and in part with equity contributed by Scotsman Holdings, Inc.

                   Williams Scotsman, Inc. and Subsidiaries

1.  Organization and Basis of Presentation (continued)

Acquisition of Space Master International, Inc. (continued)

The pro forma unaudited results of operations for the year ended December 31, 1998, assuming consummation of the acquisition as of January 1, 1998 is as follows:

          Total revenue                        $345,609
          Net income                           $  3,204
          Net income per basic share           $    .96

Recapitalization

Pursuant to a recapitalization agreement, on May 22, 1997, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 in cash. Such amounts have not been restated for the three-for-one stock split granted by Holdings in December 1997. In related transactions, Holdings and the Company purchased or repaid all of the outstanding indebtedness. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13,719.

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

(b)  Leasing Operations

     Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 2000. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

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

(d)  Property and Equipment

     Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

                   Williams Scotsman, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

(e)  Goodwill and Other Intangible Assets

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight-line basis over 20 to 40 years. Other identifiable intangibles acquired of $4,433 include assembled workforce, covenant not to compete and customer base which are being amortized on a straight line basis over periods of 21 to 228 months. As of December 31, 2000, 1999 and 1998, accumulated amortization of goodwill and other intangible assets was $11,932, $6,817, and $1,600, respectively.

     On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets is reduced by the estimated shortfall of cash flows, on a discounted basis.

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

(g)  Earnings Per Share

     Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 2000, 1999 and 1998.

                    Williams Scotsman, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

(h)  Revenue Recognition

     The Company's current revenue recognition policy is to recognize rental income ratably over the month on a daily basis. Billings for periods extending beyond the month end are recorded as deferred income. Sales revenue is recognized at the time the units are delivered, with the exception of long-term construction-type sales contracts for which revenue is recognized under the percentage of completion method. Under this method, income is recognized based on the incurred costs to date compared to estimated total costs. All other revenue is recognized when related services have been performed.

(i)  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.


3.   Property and Equipment

Property and equipment consist of the following:

                                                December 31
                                            2000         1999
                                         ----------------------
Land                                     $ 13,089      $  9,562
Buildings and improvements                 28,464        24,369
Furniture and equipment                    47,106        36,406
                                         ----------------------
                                           88,659        70,337
Less accumulated depreciation              23,893        16,263
                                         ----------------------
Net property and equipment               $ 64,766      $ 54,074
                                         ======================

                   Williams Scotsman, Inc. and Subsidiaries

4.  Long-Term Debt

Long-term debt consists of the following:

                                                            December 31
                                                         2000        1999
                                                       --------------------

Borrowings under revolving credit facility             $500,460    $456,573
Term loan                                                58,650      59,250
9.875% senior notes                                     400,000     400,000
                                                       --------------------
                                                       $959,110    $915,823
                                                       ====================

In connection with the acquisition of SMI, the loan agreement for the credit facility was amended to provide for a $540,000 revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver is based upon a borrowing base calculation, which was amended effective September 15, 1999, and was $37,712 at December 31, 2000. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%. In February 2000, these rates were decreased to prime plus 0.75% and the Eurodollar Rate plus 2.0% as a result of the Company meeting a specified leverage ratio threshold. The weighted average interest rates of the revolver under the credit agreement were 8.85% and 8.33% at December 31, 2000 and 1999, respectively. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rates of the term loan under the credit agreement were 10.06% and 9.38% at December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, this credit facility was further amended to provide for revolver borrowings up to $600,000.

Borrowings under the credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that Scotsman can pay to Holdings, the credit facility loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage and fleet utilization levels.

The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year. On or after June 1, 2002, the notes are redeemable at the option of the Company, at redemption prices of 104.938% and 102.469% during the 12-month periods beginning June 1, 2002 and 2003, respectively, and 100% thereafter. Upon the occurrence of a change of control, the notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the applicable premium as defined in the agreement.

                   Williams Scotsman, Inc. and Subsidiaries

4.  Long-Term Debt (continued)

The notes are general unsecured obligations of the Company and are subordinated in right of payment to all secured indebtedness. Additionally, the notes are guaranteed by Willscot, the Company's wholly owned subsidiary. Such guaranty is full and unconditional, and joint and several. The note agreement limits or restricts the Company's ability to incur additional indebtedness; make distributions of capital in an amount not to exceed 50% of accumulated earnings, excluding the recapitalization-related distribution; dispose of property; incur liens on property; pay dividends to Holdings; and merge with or acquire other companies.

At December 31, 2000 and 1999, the fair value of long-term debt was approximately $883,110 and $895,823, respectively, based on the quoted market price of the senior notes and the book value of the credit facility, which are adjustable rate notes.

Letter of credit obligations at December 31, 2000 were $1,828.


5.  Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                         December 31
                                                                     2000          1999
                                                                   -----------------------
Deferred tax liabilities:
Cost basis in excess of tax basis of assets and accelerated
 tax depreciation:
   Rental equipment                                                 $220,502      $181,786
   Property and equipment                                              1,074         1,074
   Other                                                               2,631         2,552
                                                                   -----------------------
           Total deferred tax liabilities                            224,207       185,412
                                                                   -----------------------
Deferred tax assets:
 Allowance for doubtful accounts                                         390           408
 Rents billed in advance                                              10,127         9,279
 Net operating loss carryovers                                        74,743        51,671
 Alternative minimum tax credit carryovers                             1,759         1,759
 Investment tax credit carryovers                                          -           860
 Other                                                                 5,271         5,556
                                                                   -----------------------
                                                                      92,290        69,533
      Less:  valuation allowance                                      (3,400)       (3,400)
                                                                   -----------------------
           Total deferred tax assets                                  88,890        66,133
                                                                   -----------------------
Net deferred tax liabilities                                        $135,317      $119,279
                                                                   =======================

                   Williams Scotsman, Inc. and Subsidiaries

5.  Income Taxes (continued)

At December 31, 2000, the Company had net operating loss carryovers available for federal income tax purposes of $184,951 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. These net operating loss carryovers expire at various dates from 2003 to 2020. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations. An investment credit carryover of approximately $860 expired on December 31, 2000. During 1998, the Company recorded a charge to income tax expense of $3,400, relating to the establishment of a deferred tax asset valuation allowance as a result of a change in management's tax planning strategies associated with the recoverability of certain net operating loss carryovers.

Income tax expense consists of the following:

                                                 Years ended December 31
                                             2000         1999         1998
                                           ----------------------------------

Current                                     $   254      $   876       $  150
Deferred                                     14,703       13,837        8,618
                                           ----------------------------------
                                            $14,957      $14,713       $8,768
                                           ==================================

Federal                                     $12,644      $12,615       $7,518
State                                         2,313        2,098        1,250
                                           ----------------------------------
                                            $14,957      $14,713       $8,768
                                           ==================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                                Years ended December 31
                                                            2000         1999         1998
                                                         ---------------------------------
Income tax at statutory rate                             $10,876      $11,207       $4,396
State income taxes, net of federal tax benefit             1,503        1,144          449
Amortization of goodwill and other intangible              1,702        1,838          567
 assets
Increase in valuation allowance                                -            -        3,400
Other                                                        876          524          (44)
                                                        ----------------------------------
                                                         $14,957      $14,713       $8,768
                                                        ==================================

                   Williams Scotsman, Inc. and Subsidiaries

6.  Commitments

The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 2000 approximate future minimum rental payments are as follows:

     2001                                            $ 7,657
     2002                                              6,199
     2003                                              4,282
     2004                                              3,197
     2005                                              2,667
     Thereafter                                        3,568
                                                     -------
     Total minimum future lease payments             $27,570
                                                     =======

Rent expense was $9,839 in 2000, $8,817 in 1999, and $6,708 in 1998.


7.  Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 2000). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $477 in 2000, $395 in 1999, and $329 in 1998. No contributions have been made by the Company under the profit-sharing feature.

                    Williams Scotsman, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)

The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2000, the total amount deferred under this plan, including earnings, was $1,715.

Holdings adopted a stock option plan for certain key employees of the Company. The plan was subsequently amended and restated in 1998 (the "Amended and Restated 1997 Employee Stock Option Plan"). Under the plan, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. Under this plan, 46,100 and 29,800 options were granted in 2000 and 1999, respectively. For those options in which both the grant date and the measurement date were known, the Company recognized compensation expense in the amount of $479, $1,899 and $2,725 in 2000, 1999, and 1998, respectively.

Prior to the Recapitalization, the Company had adopted a stock option plan for certain key employees ("1994 Employee Stock Option Plan"). The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. All options outstanding under this plan became fully vested in conjunction with the Recapitalization.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 2000, 1999 and 1998: risk-free interest rate of 6.3%, 5.6%, and 5.5%, respectively; weighted average expected life of the options of 5 years; and no dividends.

                    Williams Scotsman, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                           2000         1999        1998
                                       ----------------------------------
Pro forma net income                     $15,482      $16,946      $3,178
Pro forma earnings per share             $  4.66      $  5.10      $ 0.96

A summary of stock option activity and related information for the years ended December 31 follows. Amounts have been restated for the three-for-one stock split granted by Holdings in December 1997:

                                           2000                         1999                         1998
                                 -----------------------------------------------------------------------------------
                                                 Weighted                    Weighted                     Weighted
                                                 Average                     Average                      Average
                                                 Exercise                    Exercise                     Exercise
                                   Options        Price         Options       Price          Options       Price
                                 -----------------------------------------------------------------------------------
Beginning balance                 1,107,840      $22.68        1,099,640      $ 22.12         998,790      $ 19.14
Granted                              46,100       50.67           29,800        50.67         112,550        44.12
Canceled                                  -           -                -            -               -            -
Forfeited                           (33,400)      31.77          (21,600)      (32.07)        (11,700)      (21.01)
                                 -----------------------------------------------------------------------------------
Ending balance                    1,120,540       23.56        1,107,840        22.68       1,099,640      $ 22.12

Exercisable at end of year          871,030       18.54          950,165        19.94         949,525      $ 19.64

Weighted average minimum
 value of options granted
 during year                                     $19.45                       $ 12.08                      $ 10.36

Exercise prices for options outstanding as of December 31, 2000 range from $4.59 to $50.67. The weighted-average remaining contractual life of those options is
6.31 years.

                   Williams Scotsman, Inc. and Subsidiaries

8.  Supplemental Condensed Consolidating Financial Information

The 9.875% senior notes issued by the Company are guaranteed by its wholly owned subsidiary, Willscot, which acts as a full and unconditional, and joint and several subordinated guarantor of the notes. See Note 1 for a description of the operations of this subsidiary. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. The following summarizes condensed consolidating financial information for the Company (Parent) and Willscot (Guarantor Subsidiary).

                                                                       As of December 31, 2000
                                                 ----------------------------------------------------------------------------
                                                                      Guarantor
                                                      Parent         Subsidiary        Eliminations          Consolidated
                                                 ----------------------------------------------------------------------------
Balance Sheet
Assets:
  Rental equipment, at cost                           $  263,768          $691,660     $             -            $  955,428
  Less accumulated depreciation                           57,390            98,044                                   155,434
                                                 ----------------------------------------------------------------------------
  Net rental equipment                                   206,378           593,616                   -               799,994

  Property and equipment, net                             64,766                                                      64,766
  Investment in Willscot                                 293,837                              (293,837)                    -
  Other assets                                           577,832             4,057            (300,751)              281,138
                                                 ----------------------------------------------------------------------------
Total assets                                          $1,142,813          $597,673     $     $(594,588)           $1,145,898
                                                 ============================================================================

Liabilities:
  Accounts payable and accrued expenses               $   51,650          $  3,085     $             -            $   54,735
  Long-term debt                                         959,110                                                     959,110
  Other liabilities                                      160,074           300,751            (300,751)              160,074
                                                 ----------------------------------------------------------------------------
  Total liabilities                                    1,170,834           303,836            (300,751)            1,173,919
                                                 ----------------------------------------------------------------------------
 Equity (deficit):                                       (28,021)          293,837            (293,837)              (28,021)
                                                 ----------------------------------------------------------------------------
Total liabilities and stockholder's equity
 (deficit)                                            $1,142,813          $597,673     $      (594,588)           $1,145,898
                                                 ============================================================================

                   Williams Scotsman, Inc. and Subsidiaries

8.  Supplemental Condensed Consolidating Financial Information (continued)


                                                                       As of December 31, 1999
                                                 ----------------------------------------------------------------------------
                                                                      Guarantor
                                                      Parent         Subsidiary        Eliminations          Consolidated
                                                 ----------------------------------------------------------------------------
Balance Sheet
Assets:
  Rental equipment, at cost                           $  231,552          $622,526    $              -            $  854,078
  Less accumulated depreciation                           49,100            78,054                                   127,154
                                                 ----------------------------------------------------------------------------
  Net rental equipment                                   182,452           544,472                   -               726,924

  Property and equipment, net                             54,074                                                      54,074
  Investment in Willscot                                 293,837                              (293,837)                    -
  Other assets                                           531,039             4,894            (250,467)              285,466
                                                 ----------------------------------------------------------------------------
Total assets                                          $1,061,402          $549,366    $       (544,304)           $1,066,464
                                                 ============================================================================
 Liabilities:
  Accounts payable and accrued expenses               $   47,372          $  5,062    $              -            $   52,434
  Long-term debt                                         915,823                                                     915,823
  Other liabilities                                      142,314           250,467            (250,467)              142,314
                                                 ----------------------------------------------------------------------------
  Total liabilities                                    1,105,509           255,529            (250,467)            1,110,571
                                                 ----------------------------------------------------------------------------
 Equity (deficit):                                       (44,107)          293,837            (293,837)              (44,107)
                                                 ----------------------------------------------------------------------------
Total liabilities and stockholder's equity
 (deficit)                                            $1,061,402          $549,366    $      $(544,304)           $1,066,464
                                                 ============================================================================


                                                                     For the Year Ended December 31, 2000
                                                 ---------------------------------------------------------------------------
                                                                    Guarantor
                                                      Parent        Subsidiary        Eliminations         Consolidated
                                                 ---------------------------------------------------------------------------
Results of Operations
 Total revenues                                         $381,430      $    66,190         $   (15,474)         $    432,146

 Gross profit                                            173,751           43,476                   -               217,227

 Other expenses                                          158,149           43,476             (15,474)              186,151

 Net income                                             $ 16,119      $         -         $         -          $     16,119

                    Williams Scotsman, Inc. and Subsidiaries

8.  Supplemental Condensed Consolidating Financial Information (continued)

                                                                   For the Year Ended December 31, 1999
                                             -------------------------------------------------------------------------------
                                                                  Guarantor
                                                    Parent        Subsidiary        Eliminations         Consolidated
                                             -------------------------------------------------------------------------------
Results of Operations
Total revenues                                       $362,123        $  60,476         $   (16,794)           $  405,805

Gross profit                                          162,788           40,401                   -               203,189

Other expenses                                        147,562           40,401             (16,794)              171,169

Net income                                           $ 17,307        $       -         $        -             $   17,307


                                                                 For the Year Ended December 31, 1998
                                             ---------------------------------------------------------------------------
                                                                  Guarantor
                                                   Parent        Subsidiary        Eliminations         Consolidated
                                              ---------------------------------------------------------------------------
Results of Operations
Total revenues                                      $ 266,477     $ 41,717          $  (21,100)           $  287,094

Gross profit                                          117,936       27,405                   -               145,341

Other expenses                                        126,477       27,405             (21,100)              132,782

Net income                                          $   3,791  $         -          $        -            $    3,791


                                                                 For the Year Ended December 31, 2000
                                             ----------------------------------------------------------------------------
                                                                   Guarantor
                                                   Parent          Subsidiary        Eliminations         Consolidated
                                             ----------------------------------------------------------------------------
Cash Flows
Cash provided by operating activities                $ 65,403          $ 21,574      $           -             $  86,977

Cash used in investing activities                     (56,446)          (71,858)                 -              (128,304)

Cash (used in) provided by financing
      activities                                       (7,052)           50,284                                   43,232
                                             ----------------------------------------------------------------------------
Net change in cash                                      1,905                 -                                    1,905
Cash at beginning of period                               641                 -                                      641
                                             ----------------------------------------------------------------------------
 Cash at end of period                               $  2,546          $      -      $           -             $   2,546
                                             ============================================================================

                    Williams Scotsman, Inc. and Subsidiaries

8.  Supplemental Condensed Consolidating Financial Information (continued)

                                                                 For the Year Ended December 31, 1999
                                             ----------------------------------------------------------------------------
                                                                   Guarantor
                                                   Parent          Subsidiary        Eliminations         Consolidated
                                             ----------------------------------------------------------------------------
Cash Flows
Cash provided by operating activities                $ 50,291          $ 22,047      $           -            $  72,338

Cash used in investing activities                     (61,417)          (81,306)                 -             (142,723)

Cash provided by financing activities                  10,971            59,259                  -               70,230
                                             ----------------------------------------------------------------------------
Net change in cash                                       (155)                -                  -                 (155)
Cash at beginning of period                               796                 -                  -                  796

 Cash at end of period                               $    641          $      -      $           -            $     641
                                             ============================================================================


                                                                  For the Year Ended December 31, 1998
                                             -----------------------------------------------------------------------------
                                                                  Guarantor
                                                  Parent          Subsidiary        Eliminations         Consolidated
                                             -----------------------------------------------------------------------------
Cash Flows
Cash provided by operating activities                $  29,638         $  13,980   $          -            $    43,618

Cash used in investing activities                     (185,222)         (205,188)             -               (390,410)

Cash provided by financing activities                  156,086           191,208              -                347,294
                                             -----------------------------------------------------------------------------
Net change in cash                                         502                 -              -                    502
Cash at beginning of period                                294                 -                                   294
                                             -----------------------------------------------------------------------------
Cash at end of period                                $     796         $       -   $           -           $       796
                                             =============================================================================


9. Related Party Transactions

During 2000 and 1999, the Company paid dividends of $55 to Holdings primarily to fund normal operating expenses. In 1998, the Company paid dividends of $22,830 to Holdings primarily to facilitate Holdings repaying a promissory note including accrued interest, which arose in connection with the Recapitalization agreement. The Company obtained additional borrowings under its credit facility to fund the dividends.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Officers of the Company
     The Company's directors and executive officers are as follows:

                        Name                          Age                                  Position
----------------------------------------------------  ---  -------------------------------------------------------------------------
Barry P.  Gossett...................................   60  Director and Chairman Emeritus of the Board
Gerard E. Holthaus..................................   51  President and Chief Executive Officer; Director and Chairman of the Board
James N. Alexander..................................   41  Director
Daniel L. Doctoroff.................................   42  Director
Michael F. Finley...................................   38  Director
Brian Kwait.........................................   39  Director
James L. Singleton..................................   45  Director
David P. Spalding...................................   46  Director
Gerard E. Keefe.....................................   44  Senior Vice President and Chief Financial Officer
Katherine K. Giannelli..............................   40  Vice President-Management Information
John B. Ross........................................   51  Vice President and Corporate Counsel

________

Directors and Officers of Scotsman
     Scotsman's directors and executive officers are as follows:

Name                                                  Age                                  Position
----------------------------------------------------  ---  -------------------------------------------------------------------------
Barry P.  Gossett...................................   60  Director and Chairman Emeritus of the Board
Gerard E. Holthaus..................................   51  President and Chief Executive Officer; Director and Chairman of the Board
James N. Alexander..................................   41  Director
Daniel L. Doctoroff.................................   42  Director
Michael F. Finley...................................   38  Director
Brian Kwait.........................................   39  Director
James L. Singleton..................................   45  Director
David P. Spalding...................................   46  Director
J. Collier Beall....................................   53  Senior Vice President and Southern Division Manager
Joseph F. Donegan...................................   50  Senior Vice President and Northern Division Manager
Gerard E. Keefe.....................................   44  Senior Vice President and Chief Financial Officer
William G. Gessner..................................   42  Vice President-Information Services
Katherine K. Giannelli..............................   40  Vice President-Management Information
Robert W. Hansen....................................   44  Vice President and Western Regional Manager
William C. LeBuhn...................................   38  Vice President-Marketing and Human Resources
John B. Ross........................................   51  Vice President and Corporate Counsel
William J. Wyatt....................................   61  Vice President-Marketing and Sales Support

__________


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


     Mr. Gossett is Chairman Emeritus of the Board. He is currently a partner in Pascal Turner Partners, a real estate investment firm. He formerly served as Chairman of the Board from October 1995 to April 1999 and Chief Executive Officer of the Company from October 1995 to April 1997. Prior to this, he served as President and Chief Executive Officer of the Company from 1990 to October 1995. Mr. Gossett has been a director and employee of the Company or its predecessor for over thirty years. Before joining the Company, Mr. Gossett was a partner at Buchanan and Company, a Washington, D.C. accounting firm. Mr. Gossett was one of the founders of the Modular Building Institute, an industry trade group which represents member companies. Mr. Gossett also serves on the Board of Directors of Nanofab Inc., DeCorp Inc. and several charitable and educational institutions.

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

     Mr. Doctoroff was elected as a director of the Company in May 1997. Mr. Doctoroff has been a Managing Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999. Mr. Doctoroff has been a Vice President of Keystone since October 1992, a Managing Director of Oak Hill Partners, Inc. and its predecessor, which provides investment advisory services to Acadia Partners, L.P., since August 1987, Vice President and Director of Acadia MGP, Inc., a corporate general partner of Acadia since

March 1992, and a managing partner of Insurance Partners Advisors, L.P., which provides investment advisory services to Insurance Partners, L.P., since February 1994. Mr. Doctoroff is also a director of Meristar Hotels & Resorts, Inc. and Meristar Hospitality Corp.

     Mr. Finley was elected as a director of the Company in May 1997. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

     Mr. Kwait was elected as a director of the Company in September 1998 and also served in that capacity from December 1993 through May 1997. Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997. Mr. Kwait is also a director of Velocita Corp. and IWO Holdings, Inc.

     Mr. Singleton was elected as a director of the Company in May 1997. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Singleton is also a director of Cinemark USA, Inc., ClubCorp, Inc., Danka Business Systems PLC, Genesis Health Ventures, Inc., HomeRuns. Com, Inc., L.P. Thebault Company and WESCO International, Inc.

     Mr. Spalding was elected as a director of the Company in May 1997. Mr. Spalding has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Spalding is also a director of AMTROL Inc., Frank's Nursery & Crafts, and Lear Corporation.

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

     Mr. Keefe has been Senior Vice President and Chief Financial Officer of the Company since April 1997. He formerly served as Vice President, Fleet and Finance with responsibilities including overall fleet management and purchasing, treasury functions, planning and budgeting from February 1995 to April 1997. Prior to joining the Company, Mr. Keefe was with The Ryland Group, a national homebuilder, from 1993 to 1995. From 1991 to 1993, he was a management consultant serving the manufacturing, distribution and financial services industries, and from 1977 to 1991, he was with Ernst & Young, (Baltimore), most recently as a Senior Manager.

     Mr. Gessner served as Director of Information Services when he joined the Company in July 1996. He was Vice President of Information Services from November 1998 until September 2000 when his role expanded to Vice President of Operations and Information Services. Mr. Gessner's responsibilities include overall management of the Company's operations as well as business information systems and technology initiatives. Prior to joining the Company, Mr. Gessner was Director of Corporate Information Systems at ARINC, Incorporated, an engineering services and telecommunications company in Annapolis, Maryland, from 1988 to 1996.

     Ms. Giannelli has been Vice President of Management Information since December, 1999. Her responsibilities are primarily the development and dissemination of key business information to Company management. For the nine years prior to her holding her current position,, she was the Controller of the Company. Prior to joining the Company, Ms. Giannelli was a Senior Manager of KPMG Peat Marwick in Baltimore, Maryland where she had been employed from 1982 to 1990.

     Mr. Hansen has been Vice President and Regional Manager with responsibility for Sales and Operations on the west coast since 1994. His duties include attainment of branch profitability, fleet management, development of personnel and implementation of corporate policy in his region. Prior to joining the Company in 1983, Mr. Hansen was General Manager of Duracite Mfg., a cabinetwork and construction firm in the San Francisco Bay Area.

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

Item 11.

Executive Compensation

                           Summary Compensation Table

     The following table sets forth certain information concerning the compensation paid or accrued for the last three completed fiscal years of the five highest paid officers of the Company (the "Named Executive Officers") who received total compensation in excess of $100,000 during 2000.

                                                                                        Long Term
                                                                                       Compensation
                                                                                          Awards
                                                                                          ------
                                                                         Annual         Securities     All Other
                                                                      Compensation      Underlying    Compensation
                                                                      ------------
                                                           Year    Salary      Bonus    Options(1)        $ (2)
                                                           ----    ------      -----    ----------        -----
Gerard E. Holthaus
President and Chief Executive Officer...................   2000  $413,600    $103,500            --       $ 9,433
                                                           1999   371,292     112,500            --         9,183
                                                           1998   274,213     105,000        25,000         8,986

Joseph F. Donegan
Senior Vice President and Northern Division Manager.....   2000   260,609      33,750            --         4,625
                                                           1999   247,387      36,000            --         4,149
                                                           1998   199,064      30,000         7,000         3,346

J. Collier Beall
Senior Vice President and Southern Division Manager.....   2000   258,837      33,750            --         2,637
                                                           1999   244,432      36,000            --         2,270
                                                           1998   216,502      30,000         7,000         3,481

Gerard E. Keefe
Senior Vice President and Chief Financial Officer.......   2000   159,675      40,500            --         4,125
                                                           1999   149,387      45,000            --         3,825
                                                           1998   132,314      40,000         7,000         3,425

Robert W. Hansen
Vice President and Regional Manager.....................   2000   154,447      10,800            --         2,375
                                                           1999   143,880      15,300            --         2,305
                                                           1998   147,580      16,000         2,500         2,240


(1) Represents options granted to purchase shares of Holdings pursuant to the 1997 Plan for options granted in 1998 and the 1997 and 1994 Plans for options granted in 1997.

(2) Represents employer match under the 401(k) plan and a disability insurance premium for Mr. Holthaus of $4,058, $4,058 and $3,861 in 2000, 1999 and 1998, respectively.

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values


     The following table contains information covering the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year.

                             Number of Securities
                            Underlying Unexercised        Value of Unexercised
                                  Options at              In-the-Money Options
                             Fiscal Year End (1)          At Fiscal Year End ($)
Name                    Exercisable/Unexercisable (2)   Exercisable/Unexercisable(3)
----------------------  -----------------------------   ----------------------------

Gerard E. Holthaus....         245,290 / 49,200               8,402,747 / 1,030,919

Joseph F. Donegan.....          90,700 / 18,200               3,069,574 /   381,356

J. Collier Beall......          89,650 / 18,200               3,020,367 /   381,356

Gerard E. Keefe.......          78,700 / 16,200               2,599,970 /   339,449

Robert W. Hansen......          42,850 /  5,500               1,544,587 /   115,245

___________

(1)  No options were exercised by the Named Executive Officers during fiscal
     2000.
(2) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the same five periods. All other options became fully vested in conjunction with the Recapitalization.
(3)  Based on the estimated fair market value at December 31, 2000.

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

     In March 1995, a stock option plan was adopted for certain key employees. All options outstanding under this plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan

     In December 1997, a stock option plan was adopted for certain key employees, which was amended and restated in December 1998. Under the plan, up to 479,500 options to purchase Holdings' common stock may be granted. In 2000, 46,100 options were granted under this plan at an offer price of $50.67 per share. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the same five periods. All options expire 10 years from the date of grant.

401(k)/Defined Contribution Plan

     On May 1, 1993, Scotsman adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each employee of Scotsman who completes 90 days of service with Scotsman is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute the lesser of (i) 15% of their annual compensation from Scotsman or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 2000). All amounts deferred by a participant under the 401(k) Plan's salary reduction feature by a participant are fully vested.

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

     In 2000, Scotsman made matching contributions to the 401(k) Plan participants in an aggregate amount of $477,283.

Deferred Compensation Plan for Executives

     During 1997, Scotsman adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2000, the total amount deferred under this Plan, including earnings, was $1,714,740.

Compensation Committee Interlocks and Insider Participation

     During 2000, the Compensation Committee was comprised of two outside directors: Daniel L. Doctoroff and David P. Spalding. No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

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

                                                    Shares of
Name                                               Common Stock  Percentage
----                                               ------------  -----------
Cypress Merchant Banking Partners L.P.(1)(2)(3)
  c/o The Cypress Group L.L.C.
  65 East 55th Street
     New York, NY 10022..........................     2,431,523       39.24%

Cypress Offshore Partners L.P.(1)(2)(3)
  Bank of Bermuda (Cayman) Limited
  P.O. Box 513 G.T.
  Third Floor
  British American Tower
  George Town, Grand Cayman
  Cayman Islands, B.W.I..........................       125,939        2.03

Scotsman Partners, L.P.(2)(3)(4)
  201 Main Street
  Fort Worth, TX 76102...........................     2,557,462       41.27

Odyssey Investment Partners Fund, LP(3)(5)
  280 Park Avenue
  New York, NY 10017.............................       716,536       11.56

James N. Alexander(6)............................           ---         ---
Daniel L. Doctoroff(6)...........................           ---         ---
Michael F. Finley(7).............................           ---         ---
Robert B. Henske(6)..............................           ---         ---
Brian Kwait(8)...................................           ---         ---
James L. Singleton(7)............................           ---         ---
David P. Spalding(7).............................           ---         ---
Barry P. Gossett (3)(9)..........................       124,407        2.01
Gerard E. Holthaus (10)(11)(12)..................       283,390        4.40
Joseph F. Donegan (10)(11)(12)...................        93,250        1.48
J. Collier Beall (10)(11)(12)....................        95,200        1.51
Gerard E. Keefe(10)(11)(12)......................        80,200        1.28
Robert W. Hansen (10)(11)(12)....................        49,000        0.79

All executive officers and directors as a group..       932,422       13.44

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

(6)  Such person's address is c/o Scotsman Partners, L.P.

(7)  Such person's address is c/o Cypress Merchant Banking Partners L.P.

(8)  Such person's address is c/o Odyssey Investment Partners Fund, LP.

(9) Such person's address is c/o Pascal-Turner Partners, 3300 Eastern Boulevard, Baltimore, Maryland 21220-2825.

(10) Such person's address is the address of the Company's principal executive offices.

(11) Each member of management is a party to the Stockholders' Agreement whereby he or she has agreed to limit the transferability of his or her shares.
     See "Certain Relationships and Related Transactions--Stockholders' Agreement."

(12) Includes 245,290, 89,650, 90,700, 78,700, 42,850, and 741,490 shares held as options by Messrs. Holthaus, Donegan, Beall, Keefe and Hansen and all executive officers as a group, respectively, which are exercisable within 60 days.

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

Employment Arrangement

     During 2000, Mr. Gossett was engaged by Scotsman to assist with mergers and acquisitions, real estate project management, strategic initiatives and other general business services. As compensation for these services, Mr. Gossett received $120,000 for the year ended December 31, 2000. Mr. Gossett currently serves as the Chairman Emeritus of the Company's Board of Directors.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Financial Statements and Financial Statement Schedules (1) and (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K filed in the fourth quarter of 2000.

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

     10.8 -- First Amendment to Credit Agreement dated as of July 7, 1999. (Incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q of Williams Scotsman, Inc. (Commission Act File No.: 33-68444) for the quarter ended September 30, 1999 (the Company's 1999 3Q 10-Q)).

     10.9 -- Second Amendment to Credit Agreement dated as of September 15, 1999. (Incorporated by reference to Exhibit 10.9 to the Company's 1999 3Q 10-Q).

     10.10 -- Third Amendment to Credit Agreement dated as of January 26, 2001. (Incorporated by Reference to Exhibit 99.1 of the Company's Form 8-K dated February 12, 2001).

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

Dated:  March 30, 2001

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

     Name                     Capacity                           Date
     ----                     --------                           ----
/s/ Gerard E. Holthaus        Chairman, President, Chief         March 30, 2001
-------------------------
Gerard E. Holthaus            Executive Officer and Director

/s/ Gerard E. Keefe           Senior Vice President and          March 30, 2001
-------------------------
Gerard E. Keefe               Chief Financial Officer

/s/ Glenn A. Schultz          Controller                         March 30, 2001
-------------------------
Glenn A. Schultz

/s/ Barry P. Gossett          Chairman Emeritus of the           March 30, 2001
-------------------------
Barry P. Gossett              Board

/s/ James N. Alexander        Director                           March 30, 2001
-------------------------
James N. Alexander

/s/ Daniel L. Doctoroff       Director                           March 30, 2001
-------------------------
Daniel L. Doctoroff

     Name                     Capacity                      Date
     ----                     --------                      ----
/s/ Michael F. Finley         Director                      March 30, 2001
-------------------------
Michael F. Finley

/s/ Brian Kwait               Director                      March 30, 2001
-------------------------
Brian Kwait

/s/ James L. Singleton        Director                      March 30, 2001
-------------------------
James L. Singleton

/s/ David P. Spalding         Director                      March 30, 2001
-------------------------
David P. Spalding

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SCOTSMAN HOLDINGS, INC.

                                   By:_______________________________
                                      Gerard E. Keefe
                                      Senior Vice President and
                                      Chief Financial Officer
Dated:  March 30, 2001

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

     Name              Capacity                             Date
     ----              --------                             ----
                       Chairman, President, Chief           March 30, 2001
__________________
Gerard E. Holthaus     Executive Officer and Director


                       Senior Vice President and            March 30, 2001
__________________
Gerard E. Keefe        Chief Financial Officer

                       Controller                           March 30, 2001
__________________
Glenn A. Schultz

                       Chairman Emeritus of the             March 30, 2001
__________________
Barry P. Gossett       Board

                       Director                             March 30, 2001
__________________
James N. Alexander

                       Director                             March 30, 2001
__________________
Daniel L. Doctoroff

     Name                     Capacity            Date
     ----                     --------            ----
                              Director            March 30, 2001
_____________________
Michael F. Finley
                              Director            March 30, 2001
_____________________
Brian Kwait
                              Director            March 30, 2001
_____________________
James L. Singleton
                              Director            March 30, 2001
______________________
David P. Spalding

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

           Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets                                             December 31,
                                                          ---------------------------------
                                                               2000                 1999
                                                               ----                 ----
                                                                     (in thousands)
               Assets
               ------
      Cash                                                 $        3           $         3
      Investment in subsidiary                                (30,598)              (46,661)
      Deferred income taxes                                     5,452                 5,432
                                                           ----------           -----------
                                                           $  (25,143)          $   (41,226)
                                                           ==========           ===========

Liabilities and Stockholders' Equity
------------------------------------
     Accrued expenses                                      $       12           $        11
                                                           ----------           -----------

     Stockholders' equity:
          Common stock                                             95                    95
          Additional paid-in capital                          229,101               229,101
          Retained earnings                                    41,505                25,423
                                                           ----------           -----------
                                                              270,701               254,619
           Treasury stock                                    (295,856)             (295,856)
                                                           ----------           -----------
                                                              (25,155)              (41,237)
                                                           ----------           -----------
                                                           $  (25,143)          $   (41,226)
                                                           ==========           ===========

Condensed Statements of Operations                                 Year Ended December 31,
                                                           ----------------------------------
                                                               2000         1999        1998
                                                               ----         ----        ----
                                                                      (In thousands)
 Revenue                                                   $     --     $      --     $    --

 Selling, general and administrative expenses                    55            55          53
 Interest                                                        --            --          50
                                                           --------     ---------     -------
                                                                 55            55         103
                                                           --------     ---------     -------

  Loss before income taxes                                      (55)          (55)       (103)
 Income tax benefit                                              19            19          36
                                                           --------     ---------     -------

  Loss before equity in earnings of
   subsidiaries and extraordinary item                          (36)          (36)        (67)

 Equity in earnings of subsidiaries                          16,119        17,307       3,791
                                                           --------     ---------     -------
  Net income                                               $ 16,083     $  17,271     $ 3,724
                                                           ========     =========     =======

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

Statement of Cash Flows                                             Year Ended December 31,
                                                              ---------------------------------
                                                                2000          1999        1998
                                                                ----          ----        ----
                                                                       (in thousands)
Cash flows from operating activities:
     Net income                                             $ 16,083      $ 17,271     $  3,724
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Deferred income tax benefit                              (20)          (19)         (36)
        Undistributed earnings of subsidiary                 (16,119)      (17,307)      (3,791)
        Other                                                      1            (1)        (818)
                                                            --------      --------     --------

          Net cash used in operating activities                  (55)          (56)        (921)
                                                            --------      --------     --------

Cash flows from financing activities:
     Dividends received from subsidiary                           55            55       22,830
     (Repayment) of promissory note                               --            --      (21,834)
     Net proceeds from issuance of common stock                   --            --       64,620
     Payments to acquire treasury stock                           --            --          (73)
                                                            --------      --------     --------

          Net cash provided by financing activities               55            55          923
                                                            --------      --------     --------

          Net (decrease) increase in cash                         --            (1)           2
     Cash at beginning of period                                   3             4            2
                                                            --------      --------     --------
     Cash at end of period                                  $      3      $      3     $      4
                                                            ========      ========     ========

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts

                                                 Year ended December 31,
                                              -----------------------------
                                              2000         1999        1998
                                              ----         ----        ----
                                                     (In thousands)
Allowance for Doubtful Accounts:
  Balance at beginning of the period        $ 1,058     $   839     $   253
  Provision charged to expense                3,697       3,756       2,329
  Acquired allowance                              -         115       1,262
  Accounts receivable written-off            (3,772)     (3,652)     (3,005)
                                            -------     -------     -------
  Balance at end of the period              $   983     $ 1,058     $   839
                                            =======     =======     =======

                             EXHIBITS TO FORM 10-K
                            SCOTSMAN HOLDINGS, INC.
                                 EXHIBIT INDEX

                                                               Sequentially
                                                                 Numbered
Exhibit No.  Description of Document                               Page
-----------  -----------------------                             -------

12.1 --   Statement regarding computation of ratios.                82