Form 10-Q
period 2001-03-31
SCOTSMAN HOLDINGS INC
filed 2001-05-14
CIK 923144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]            THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ----

     As of May 8, 2001, 6,196,674 shares of common stock ("Common Stock") of the Registrant were outstanding.

                            SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                   Page
                                                                    ----

     Item 1.  Financial Statements

     Consolidated Balance Sheets at March 31, 2001                     1
     and December 31, 2000

     Consolidated Statements of Operations for the three               2
     months ended March 31, 2001 and 2000

     Consolidated Statements of Cash Flows for the three               3
     months ended March 31, 2001 and 2000

     Notes to Consolidated Financial Statements                        5


     Item 2.  Management's Discussion and Analysis of                  7
              Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                         9

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                   SCOTSMAN HOLDINGS, INC.  AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                             March 31,
                                                               2001       December 31,
                                                           (Unaudited)        2000
                                                           ----------     ------------
                                                                 (In thousands)
Assets
Cash                                                       $      918     $    2,549
Trade accounts receivable, net of allowance for
 doubtful accounts of $1,202 in 2001 and $983 in 2000          52,643         53,916
Prepaid expenses and other current assets                      21,350         20,685
Rental equipment, net of accumulated depreciation of
 $163,190 in 2001 and $155,434 in 2000                        836,455        799,994
Property and equipment, net                                    67,138         64,766
Deferred financing costs, net                                  14,400         15,408
Goodwill and other intangible assets, net                     176,160        172,218
Other assets                                                   15,608         16,365
                                                           ----------     ----------
                                                           $1,184,672     $1,145,901
                                                           ==========     ==========
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                      $   60,308     $   54,747
Rents billed in advance                                        25,224         24,757
Long-term debt                                                987,677        959,110
Deferred income taxes                                         131,933        129,865
                                                           ----------     ----------

  Total liabilities                                         1,205,142      1,168,479
                                                           ----------     ----------

Stockholders' equity (deficit):
 Common stock, $.01 par value.  Authorized 10,000,000
  shares; issued 9,507,407 shares in 2001 and 2000                 95             95
 Additional paid-in capital                                   234,329        234,204
 Cumulative foreign currency translation adjustment              (998)          (457)
 Retained earnings                                             41,960         39,436
                                                           ----------     ----------

                                                              275,386        273,278

 Less treasury stock, at cost - 3,310,733 common shares      (295,856)      (295,856)
                                                           ----------     ----------

     Net stockholders' deficit                                (20,470)       (22,578)
                                                           ----------     ----------
                                                           $1,184,672     $1,145,901
                                                           ==========     ==========

See accompanying notes to consolidated financial statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                   Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                    2001                  2000
                                                                -----------           -----------
                                                                     (In thousands except
                                                                   share and per share amounts)
Revenues
 Leasing                                                        $   58,229             $   52,446
 Sales:
  New units                                                         13,567                 13,478
  Rental equipment                                                   5,139                  4,377
 Delivery and installation                                          19,163                 16,872
 Other                                                               9,268                  8,560
                                                                ----------             ----------
     Total revenue                                                 105,366                 95,733
                                                                ----------             ----------

Cost of sales and services
 Leasing:
  Depreciation and amortization                                     10,370                  8,627
  Other direct leasing costs                                         9,365                  7,898
 Sales:
  New units                                                         10,980                 10,861
  Rental equipment                                                   3,971                  3,228
 Delivery and installation                                          15,336                 12,240
 Other                                                               1,553                  1,314
                                                                ----------             ----------
     Total costs of sales and services                              51,575                 44,168
                                                                ----------             ----------

     Gross profit                                                   53,791                 51,565
                                                                ----------             ----------

Selling, general and administrative expenses                        21,484                 20,869
Other depreciation and amortization                                  4,506                  4,189
Interest, including amortization of deferred
 financing costs                                                    23,210                 22,012
                                                                ----------             ----------

     Total operating expenses                                       49,200                 47,070
                                                                ----------             ----------

     Income before income taxes                                      4,591                  4,495
Income tax expense                                                   2,067                  2,277
                                                                ----------             ----------

     Net Income                                                 $    2,524             $    2,218
                                                                ==========             ==========

Earnings per common share                                            $0.41                  $0.36
                                                                ==========             ==========
Earnings per common share, assuming dilution                         $0.39                  $0.34
                                                                ==========             ==========

Weighted average shares outstanding                              6,196,674              6,196,674
                                                                ==========             ==========


See accompanying notes to consolidated financial statements.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                    2001                  2000
                                                                -----------           -----------
                                                                         (In thousands)
Cash flows from operating activities:
 Net income                                                     $    2,524            $    2,218
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   16,139                14,049
    Provision for bad debts                                            837                 1,298
    Deferred income tax expense                                      2,068                 2,224
    Non-cash option compensation expense                               125                   285
    Gain on sale of rental equipment                                (1,168)               (1,149)
    Decrease in net trade accounts receivable                          436                 8,266
    Increase (decrease) in accrued expenses                          4,557                  (480)
    Other                                                             (369)                 (677)
                                                                ----------            ----------

     Net cash provided by operating activities                      25,149                26,034
                                                                ----------            ----------

Cash flows from investing activities:
 Rental equipment additions                                        (29,949)              (17,032)
 Proceeds from sales of rental equipment                             5,139                 4,377
 Purchases of property and equipment, net                           (4,169)               (5,053)
 Net assets of business acquired                                   (26,114)                  ---
                                                                ----------            ----------

     Net cash used in investing activities                         (55,093)              (17,708)
                                                                ----------            ----------

                                                                                     (continued)

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)



                                                                    2001                 2000
                                                                -----------          -----------
                                                                         (In thousands)
Cash flows from financing activities:
 Proceeds from long-term debt                                  $ 142,044              $ 100,630
 Repayment of long-term debt                                    (113,477)              (108,941)
 Increase in deferred financing costs                               (254)                   ---
                                                               ---------              ---------

        Net cash provided by (used in) financing activities       28,313                 (8,311)
                                                               ---------              ---------

        Net (decrease) increase in cash                           (1,631)                    15

Cash at beginning of period                                        2,549                    644
                                                               ---------              ---------

Cash at end of period                                          $     918              $     659
                                                               =========              =========

Supplemental cash flow information:
 Cash paid for income taxes                                    $     185              $     157
                                                               =========              =========

 Cash paid for interest                                        $  12,367              $  13,256
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


(2)  FINANCIAL STATEMENTS

     The financial information for the three months ended March 31, 2001 and 2000 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and its operating results and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results expected for the full year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce, covenant not to compete and customer base, which are being amortized on a straight line basis over periods of 18 to 228 months. As of March 31, 2001 and 2000, accumulated amortization was $11,932 and $8,094, respectively.

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

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


(4)  EARNINGS PER SHARE

     Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

     The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:


                                                                March 31,
                                                              2001       2000
                                                           ---------- ----------

   Weighted-average shares - basic earnings per share      6,196,674  6,196,674

   Effect of employee stock options                          333,281    345,364
                                                           ---------  ---------

   Weighted-average shares - diluted earnings per share    6,529,955  6,542,038
                                                           =========  =========


(5)  COMPREHENSIVE INCOME

     Total comprehensive income was $1,983 and $2,317 for the three months ended March 31, 2001 and 2000, respectively, which includes net income and the change in the foreign currency translation adjustment.


(6)  INCOME TAXES

     The difference between the Company's reported tax provision for the three months ended March 31, 2001 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,383.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward Looking Statements

  Certain statements in this Form 10-Q for the quarter ended March 31, 2001 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

  Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000.

  Revenues in the quarter ended March 31, 2001 were $105.4 million, a $9.7 million or 10.1% increase from revenues of $95.7 million in the same period of 2000. The increase resulted from a $5.8 million or 11.0% increase in leasing revenue and a $2.3 million or 13.6% increase in delivery and installation revenue. The increase in leasing revenue is attributable to a 12.8% increase in the average lease fleet to approximately 90,000 units at March 31, 2001, combined with an increase of $2 in the average monthly rental rate, offset by a 1.4% decrease in the average fleet utilization to 82.2%. The increase in the average monthly rental rate is a result of overall rate improvement in the Company's products combined with changes in fleet mix. The increase in delivery and installation revenue is attributable to the increases in the leasing revenue described above.

  Gross profit for the quarter ended March 31, 2001 was $53.8 million, a $2.2 million or 4.3% increase from the first quarter 2000 gross profit of $51.6 million. This increase is primarily a result of a 7.2% increase in leasing gross profit of $2.6 million, partially offset by a 17.4% or $.8 million decline in delivery and installation gross profit. The increase in leasing gross profit is a result of the increase in leasing revenue described above offset by a decrease in leasing margins from 68.5% in 2000 to 66.1% in 2001. Excluding depreciation and amortization, leasing margins decreased one percentage point from 84.9% in 2000 to 83.9% in 2001 due to the concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. The decrease in delivery and installation gross profit is primarily the result of competitive pressures and to a lesser extent, a greater reliance on subcontractors.

  Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2001 were $21.5 million, a $.6 million or 2.9% increase from the first quarter of 2000 SG&A expenses of $20.9 million. This increase represents the underlying increase in the cost of doing business.

  Interest expense increased by $1.2 million or 5.4% to $23.2 million in 2001 from 2000. This increase is the result of increased borrowings to finance fleet and branch growth.


Liquidity and Capital Resources

  During the three months ended March 31, 2001 and 2000, the Company's principal source of funds consisted of cash flow from operating activities of $25.2 million and $26.0 million, respectively. These were largely generated by the rental of units from the Company's lease fleet. In addition, financing activities were a major source of funds for the three months ended March 31, 2001.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $3.2 million or 8.1% to $42.8 million for the first quarter of 2001 compared to $39.6 million for the same period of 2000. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and increases in average monthly rental rates due to rate increases and changes in fleet mix, partially offset by a slight decrease in utilization and increased SG&A expenses.

  Cash flow used in investing activities was $55.1 million and $17.7 million for the three months ended March 31, 2001 and 2000, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference between March, 2001 and March, 2000 is primarily attributable to the February 1, 2001 net asset acquisition for approximately $26.1 million which added over 1,600 units at a value of approximately $21.5 million. Cash provided by financing activities of $28.3 million for the three months ended March 31, 2001 was primarily from borrowings under the Company's line of credit.

  Availability under the Credit Agreement was $66.8 million at March 31, 2001. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         None

    (b)  Reports on Form 8-K.

         In a report on Form 8-K dated February 12, 2001, the Company announced that Williams Scotsman, Inc. had entered into an amendment of its credit agreement on January 26, 2001 which increased its revolving credit commitment, reduced the minimum required interest coverage ratio, and extended the deadline for Permitted Sale-Leaseback transactions while increasing the allowable amount of cash proceeds from such Permitted Sale-Leaseback transactions.

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

Dated: May 11, 2001