Form 10-Q
period 2001-06-30
SCOTSMAN HOLDINGS INC
filed 2001-08-13
CIK 923144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  [X]               THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                               ---

     As of August 8, 2001, 6,196,599 shares of common stock ("Common Stock") of the Registrant were outstanding.

                            SCOTSMAN HOLDINGS, INC.

                                     INDEX

                                   FORM 10-Q


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
     Item 1.  Financial Statements

     Consolidated Balance Sheets at June 30, 2001                          1
     and December 31, 2000

     Consolidated Statements of Operations for the three                   2
     and six months ended June 30, 2001 and 2000

     Consolidated Statements of Cash Flows for the six                     3
     months ended June 30, 2001 and 2000

     Notes to Consolidated Financial Statements                            4

     Item 2.  Management's Discussion and Analysis of                      7
              Financial Condition and Results of Operations



PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                             10

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   SCOTSMAN HOLDINGS, INC.  AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                             June 30,
                                                               2001       December 31,
                                                           (Unaudited)        2000
                                                           ----------     ------------
Assets                                                           (In thousands)
Cash                                                       $    2,356      $    2,549
Trade accounts receivable, net of allowance for
 doubtful accounts of $1,475 in 2001 and $983 in 2000          64,362          53,916
Prepaid expenses and other current assets                      23,510          20,685
Rental equipment, net of accumulated depreciation of
 $170,174 in 2001 and $155,434 in 2000                        858,888         799,994
Property and equipment, net                                    68,738          64,766
Deferred financing costs, net                                  13,255          15,408
Goodwill and other intangible assets, net                     174,868         172,218
Other assets                                                   16,636          16,365
                                                           ----------      ----------
                                                           $1,222,613      $1,145,901
                                                           ==========      ==========
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                      $   57,958      $   54,747
Rents billed in advance                                        27,514          24,757
Long-term debt                                              1,015,894         959,110
Deferred income taxes                                         136,020         129,865
                                                           ----------      ----------

  Total liabilities                                         1,237,386       1,168,479
                                                           ----------      ----------

Stockholders' equity (deficit):
 Common stock, $.01 par value.  Authorized 10,000,000
  shares; issued 9,507,407 shares in 2001 and 2000                 95              95
 Additional paid-in capital                                   234,453         234,204
 Cumulative foreign currency translation adjustment              (370)           (457)
 Retained earnings                                             46,909          39,436
                                                           ----------      ----------

                                                              281,087         273,278
 Less treasury stock, at cost - 3,310,808 and 3,310,733
  common shares at June 30, 2001 and December 31, 2000,
  respectively                                               (295,860)       (295,856)
                                                           ----------      ----------

     Net stockholders' deficit                                (14,773)        (22,578)
                                                           ----------      ----------
                                                           $1,222,613      $1,145,901
                                                           ==========      ==========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
               Three and six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                     ----------------------       ----------------------
                                                        2001        2000             2001        2000
                                                        ----        ----             ----        ----
                                                      (In thousands except share and per share amounts)
Revenues
Leasing                                              $   59,538  $   53,762       $  117,767  $  106,208
Sales:
  New units                                              22,728      16,828           36,295      30,306
  Rental equipment                                        5,124       5,358           10,263       9,735
Delivery and installation                                21,858      17,927           41,021      34,799
Other                                                    10,649       9,257           19,917      17,817
                                                     ----------  ----------       ----------  ----------
    Total revenues                                      119,897     103,132          225,263     198,865
                                                     ----------  ----------       ----------  ----------

Costs of sales and services
Leasing:
  Depreciation and amortization                          10,395       8,975           20,765      17,602
  Other direct leasing costs                             10,580       8,497           19,945      16,395
Sales:
  New units                                              18,516      13,701           29,496      24,562
  Rental equipment                                        3,902       4,111            7,873       7,339
Delivery and installation                                16,680      13,088           32,016      25,328
Other                                                     1,736       1,670            3,289       2,984
                                                     ----------  ----------       ----------  ----------
    Total costs of sales and services                    61,809      50,042          113,384      94,210
                                                     ----------  ----------       ----------  ----------

  Gross profit                                           58,088      53,090          111,879     104,655
                                                     ----------  ----------       ----------  ----------

Selling, general and administrative expenses             20,786      19,067           42,270      39,936
Other depreciation and amortization                       4,797       4,317            9,303       8,506
Interest, including amortization of deferred
 financing costs                                         21,928      22,242           45,138      44,254
Non-cash charge for casualty loss                         1,500          --            1,500          --
                                                     ----------  ----------       ----------  ----------
    Total operating expenses                             49,011      45,626           98,211      92,696
                                                     ----------  ----------       ----------  ----------

    Income before income taxes                            9,077       7,464           13,668      11,959
Income tax expense                                        4,128       3,460            6,195       5,737
                                                     ----------  ----------       ----------  ----------
    Net Income                                       $    4,949  $    4,004       $    7,473  $    6,222
                                                     ==========  ==========       ==========  ==========

Earnings per common share                            $      .80  $      .65       $     1.21  $     1.00
                                                     ==========  ==========       ==========  ==========
Earnings per common share, assuming dilution         $      .76  $      .61       $     1.14  $      .95
                                                     ==========  ==========       ==========  ==========

Weighted average shares outstanding                   6,196,620   6,196,674        6,196,647   6,196,674
                                                     ==========  ==========       ==========  ==========

See accompanying notes to consolidated financial statements.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                  2001        2000
                                                                  ----        ----
                                                                   (In thousands)
Cash flows from operating activities:
 Net income                                                    $   7,473   $   6,222
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                  32,636      28,572
   Provision for bad debts                                         1,705       1,378
   Deferred income tax expense                                     6,155       5,618
   Non-cash option compensation expense                              249         569
   Gain on sale of rental equipment                               (2,390)     (2,396)
   (Increase) decrease in net trade accounts receivable          (12,151)      1,583
   Increase in accounts payable and accrued expenses,
    including reserve for casualty loss in 2001                    2,207       4,483
   Other                                                          (1,232)     (2,184)
                                                               ---------   ---------
    Net cash provided by operating activities                     34,652      43,845
                                                               ---------   ---------

Cash flows from investing activities:
 Rental equipment additions                                      (67,658)    (52,871)
 Proceeds from sales of rental equipment                          10,263       9,735
 Purchases of property and equipment, net                         (7,701)     (9,689)
 Net assets of business acquired                                 (26,114)        ---
                                                               ---------   ---------
    Net cash used in investing activities                        (91,210)    (52,825)
                                                               ---------   ---------

Cash flows from financing activities:
 Proceeds from long-term debt                                    284,135     223,308
 Repayment of long-term debt                                    (227,351)   (214,358)
 Increase in deferred financing costs                               (415)        ---
 Payments to acquire treasury stock                                   (4)        ---
                                                               ---------   ---------
   Net cash provided by financing activities                      56,365       8,950
                                                               ---------   ---------

   Net decrease in cash                                             (193)        (30)

Cash at beginning of period                                        2,549         644
                                                               ---------   ---------

Cash at end of period                                          $   2,356   $     614
                                                               =========   =========

Supplemental cash flow information:
 Cash paid for income taxes                                    $     234   $     173
                                                               =========   =========

 Cash paid for interest                                        $  48,237   $  39,711
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

(2)  FINANCIAL STATEMENTS

     The financial information for the six months ended June 30, 2001 and 2000 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and its operating results and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results expected for the full year.

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

(3)  NEW ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4.6 million, net of income taxes, ($0.74 per basic share and $0.70 per diluted share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of this test will be on the earnings and financial position of the Company.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce, covenant not to compete and customer base, which are being amortized on a straight line basis over periods of 18 to 228 months. As of June 30, 2001 and 2000, accumulated amortization was $14,721 and $9,360, respectively.

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

     The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:


                                                Three months ended     Six months ended
                                                      June 30,             June 30,
                                               --------------------  --------------------
                                                  2001       2000       2001       2000
                                               ---------  ---------  ---------  ---------
 Weighted-average shares - basic earnings
        per share                              6,196,620  6,196,674  6,196,647  6,196,674

   Effect of employee stock options              332,942    344,440    333,112    344,989
                                               ---------  ---------  ---------  ---------

 Weighted-average shares - diluted earnings
        per share                              6,529,562  6,541,114  6,529,759  6,541,663
                                               =========  =========  =========  =========

(6)  COMPREHENSIVE INCOME

     Total comprehensive income was $7,560 and $6,212 for the six months ended June 30, 2001 and 2000, respectively, and $5,577 and $3,895 for the three months ended June 30, 2001 and 2000, respectively, which includes net income and the change in the foreign currency translation adjustment.

                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


(7)  INCOME TAXES

     The difference between the Company's reported tax provision for the three and six months ended June 30, 2001 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,255 and $2,528, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

   Certain statements in this Form 10-Q for the quarter ended June 30, 2001 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

   Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000.

   Revenues in the quarter ended June 30, 2001 were $119.9 million, a $16.8 million or 16.3% increase from revenues of $103.1 million in the same period of 2000. The increase primarily resulted from a $5.9 million or 35.1% increase in sales of new units, a $5.8 million or 10.7% increase in leasing revenue, and a $3.9 million or 21.9% increase in delivery and installation revenue. The increase in leasing revenue is attributable to a 12.8% increase in the average lease fleet to approximately 92,000 units at June 30, 2001, combined with an increase of $2 in the average monthly rental rate, partially offset by a 2% decrease in the average fleet utilization to 81.6%. The increase in the average monthly rental rate is a result of overall rate improvement in the Company's products combined with changes in fleet mix. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above.

   Gross profit for the quarter ended June 30, 2001 was $58.1 million, a $5.0 million or 9.4% increase from the second quarter 2000 gross profit of $53.1 million. This increase is primarily a result of a 6.3% increase in leasing gross profit of $2.3 million, a 17.5% or $1.3 million increase in other gross profit, and a 34.7% or $1.1 million increase in new unit sales gross profit. The increase in leasing gross profit is a result of the increase in leasing revenue described above, partially offset by a decrease in leasing margins from 67.5% in 2000 to 64.8% in 2001. Excluding depreciation and amortization, leasing margins decreased two percentage points from 84.2% in the quarter ended June 30, 2000 to 82.2% in the same period in 2001 due to the concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. The increase in other gross profit is attributable to a favorable mix of higher margin ancillary products, primarily steps and ramps, and charges for granting insurance waivers. The increase in new unit sales gross profit is the result of the increase in the revenue described above.

   Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2001 were $20.8 million, a $1.7 million or 9.0% increase from the second quarter of 2000 SG&A expenses of $19.1 million. The overall increases in SG&A expense are due to increases in field related expenses, primarily payroll, incurred in connection with the fleet growth described above.

   During June 2001, the Company suffered a flood in one of its branch locations. The estimated write off of destroyed fleet units is $1.5 million.

   Interest expense remained constant, with the increase in borrowings being offset by decrease in the effective interest rates from 2000 to 2001.

   Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000.

   Revenues in the six months ended June 30, 2001 were $225.3 million, a $26.4 million or 13.3% increase from revenues of $198.9 million in the same period of 2000. The increase primarily resulted from a $11.6 million or 10.9% increase in leasing revenue, a $6.2 million or 17.9% increase in delivery and installation revenue, and a $6.0 million or 19.8% increase in sales of new units. The increase in leasing revenue is attributable to a 12.7% increase in the average lease fleet to approximately 91,000 units at June 30, 2001, combined with an increase of $2 in the average monthly rental rate, partially offset by a 1.7% decrease in the average fleet utilization to 82.0%. The increase in the average monthly rental rate is a result of overall rate improvement in the Company's products combined with changes in fleet mix. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above.

   Gross profit for the six months ended June 30, 2001 was $111.9 million, a $7.2 million or 6.9% increase from the same period of 2000 of $104.7 million. This increase is primarily a result of a 6.7% increase in leasing gross profit of $4.8 million, a 12.1% or $1.8 million increase in other gross profit, and a 18.4% or $1.1 million increase in new unit sales gross profit. The increase in leasing gross profit is a result of the increase in leasing revenue described above partially offset by a decrease in leasing margins from 68.0% in 2000 to 65.4% in 2001. Excluding depreciation and amortization, leasing margins decreased 1.5% from 84.6% in 2000 to 83.1% in 2001 due to the concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. The increase in other gross profit is attributable to a favorable mix of higher margin ancillary products, primarily steps and ramps, and charges for granting insurance waivers. The increase in new unit sales gross profit is the result of the increase in the revenue described above.

   SG&A expenses for the six months ended June 30, 2001 were $42.3 million, a $2.3 million or 5.8% increase from SG&A expenses of $39.9 million for the first six months of 2000. The overall increases in SG&A expense are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with the fleet growth described above in addition to the underlying increase in the cost of doing business.

   During June 2001, the Company suffered a flood in one of its branch locations. The estimated write off of destroyed fleet units is $1.5 million.

   Interest expense increased by approximately $.8 million or 2.0% to $45.1 million for the six months ended June 30, 2001 from $44.3 million in the same period in 2000. This increase is the result of increased borrowings to finance fleet growth, offset by a decline in effective interest rates for the six months.

Liquidity and Capital Resources

   During the six months ended June 30, 2001 and 2000, the Company's principal source of funds consisted of cash flow from operating activities of $34.7 million and $43.8 million, respectively. These were largely generated by the rental of units from the Company's lease fleet. In addition, financing activities were a major source of funds for the six months ended June 30, 2001.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash charges. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $7.7 million or 9.3% to $90.6 million for the first half of 2001 compared to $82.9 million for the same period of 2000. This increase in EBITDA is primarily a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and increases in average monthly rental rates due to rate increases and changes in fleet mix, partially offset by a slight decrease in utilization and increased SG&A expenses.

   Cash flow used in investing activities was $91.2 million and $52.8 million for the six months ended June 30, 2001 and 2000, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference between June 2001 and June 2000 is primarily attributable to the February 1, 2001 net asset acquisition for approximately $26.1 million which added over 1,600 units at a value of approximately $21.4 million. Cash provided by financing activities of $56.4 million and $9.0 million for the six months ended June 30, 2001 and 2000, respectively was primarily from borrowings under the Company's line of credit.

   Availability under the Credit Agreement was $39.6 million at June 30, 2001. The revolving credit agreement will expire in May 2002. The Company is currently exploring refinancing options and believes it will have, for the next 12 months, sufficient liquidity from internally generated funds, along with facilities/financing to be secured, to meet its expected obligations as they arise.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None.

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

Dated: August 9, 2001