Form 10-Q
period 2001-09-30
SCOTSMAN HOLDINGS INC
filed 2001-11-14
CIK 923144

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         As of November 8, 2001, 6,196,599 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q

PART I  -  FINANCIAL INFORMATION                                       Page
                                                                       ----

         Item 1.  Financial Statements


         Consolidated Balance Sheets at September 30, 2001               1
         and December 31, 2000

         Consolidated Statements of Operations for the three             2
         and nine months ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows for the nine              3
         months ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements                      4

         Item 2.  Management's Discussion and Analysis of                7
                  Financial Condition and Results of Operations



PART II  -  OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                       10

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                September 30,
                                                                                    2001           December 31,
                                                                                 (Unaudited)           2000
                                                                                 -----------       -----------
ASSETS                                                                                  (In thousands)
Cash                                                                           $         386    $       2,549
Trade accounts receivable, net of allowance for
   doubtful accounts of $1,847 in 2001 and $983 in 2000                               86,455           53,916
Prepaid expenses and other current assets                                             23,797           18,142
Rental equipment, net of accumulated depreciation of
   $174,951 in 2001 and $155,434 in 2000                                             868,622          799,994
Property and equipment, net                                                           73,695           64,766
Deferred financing costs, net                                                         12,042           15,408
Goodwill and other intangible assets, net                                            173,462          172,218
Other assets                                                                          22,072           18,908
                                                                                  ----------       ----------
                                                                                  $1,260,531       $1,145,901
                                                                                  ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                 $    23,975      $    16,029
Accrued expenses                                                                      42,986           38,718
Rents billed in advance                                                               28,220           24,757
Revolving credit facility                                                            572,819          500,460
Long-term debt                                                                       458,350          458,650
Deferred income taxes                                                                142,170          129,865
                                                                                  ----------       ----------
     Total liabilities                                                             1,268,520        1,168,479
                                                                                  ----------       ----------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
     shares; issued 9,507,407 shares in 2001 and 2000                                     95               95
   Additional paid-in capital                                                        234,578          234,204
   Cumulative foreign currency translation adjustment                                 (1,226)            (457)
   Retained earnings                                                                  54,424           39,436
                                                                                  ----------       ----------
                                                                                     287,871          273,278
   Less treasury stock, at cost - 3,310,808 and 3,310,733 common shares at
     September 30, 2001 and December 31, 2000,
     respectively                                                                   (295,860)        (295,856)
                                                                                  ----------       ----------

         Net stockholders' deficit                                                    (7,989)         (22,578)
                                                                                  ----------       ----------
                                                                                  $1,260,531       $1,145,901
                                                                                  ==========       ==========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             Three and nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                  Three months ended                   Nine months ended
                                                                     September 30,                       September 30,
                                                                ----------------------               ----------------------
                                                                   2001         2000                    2001         2000
                                                                   ----         ----                    ----         ----
                                                                    (In thousands except share and per share amounts)
REVENUES
Leasing                                                          $ 60,236     $ 56,586                $178,003     $162,794
Sales:
     New units                                                     33,375       27,349                  69,670       57,655
     Rental equipment                                               5,566        5,847                  15,829       15,582
   Delivery and installation                                       30,209       24,876                  71,230       59,675
   Other                                                           11,505       10,108                  31,422       27,925
                                                                ---------    ---------               ---------    ---------
         Total revenues                                           140,891      124,766                 366,154      323,631
                                                                ---------    ---------               ---------    ---------

COSTS OF SALES AND SERVICES
   Leasing:
     Depreciation and amortization                                 10,398        9,338                  31,163       26,940
     Other direct leasing costs                                    11,986       10,068                  31,931       26,463
   Sales:
New units                                                          27,918       23,131                  57,414       47,693
     Rental equipment                                               4,074        4,444                  11,947       11,783
   Delivery and installation                                       24,321       18,623                  56,337       43,951
   Other                                                            2,636        1,928                   5,925        4,912
                                                                ---------    ---------               ---------    ---------
         Total costs of sales and services                         81,333       67,532                 194,717      161,742
                                                                ---------    ---------               ---------    ---------

       Gross profit                                                59,558       57,234                 171,437      161,889
                                                                ---------    ---------               ---------    ---------

Selling, general and administrative expenses                       20,588       18,714                  62,858       58,650
Other depreciation and amortization                                 4,386        4,314                  13,689       12,820
Interest, including amortization of deferred
   financing costs                                                 20,918       23,447                  66,056       67,701
Non-cash charge for casualty loss                                      --           --                   1,500           --
                                                                ---------    ---------               ---------    ---------
       Total operating expenses                                    45,892       46,475                 144,103      139,171
                                                                ---------    ---------               ---------    ---------

       Income before income taxes                                  13,666       10,759                  27,334       22,718
Income tax expense                                                  6,151        4,779                  12,346       10,516
                                                                ---------    ---------               ---------    ---------
       Net Income                                               $   7,515    $   5,980               $  14,988    $  12,202
                                                                =========    =========               =========    =========

Earnings per common share                                       $    1.21    $     .97               $    2.42    $    1.97
                                                                =========    =========               =========    =========
Earnings per common share, assuming dilution                    $    1.15    $     .91               $    2.30    $    1.87
                                                                =========    =========               =========    =========

Weighted average shares outstanding                             6,196,599    6,196,674               6,196,631    6,196,674
                                                                =========    =========               =========    =========



See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                         2001             2000
                                                                                         ----             ----
                                                                                            (In thousands)
Cash flows from operating activities:
    Net income                                                                     $    14,988      $    12,202
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            48,762           43,457
               Provision for bad debts                                                   2,573            2,267
               Deferred income tax expense                                              12,305           10,345
               Non-cash option compensation expense                                        374              854
               Gain on sale of rental equipment                                         (3,882)          (3,799)
               Increase in net trade accounts receivable                               (35,112)          (9,939)
               Increase in accounts payable and accrued expenses,
                    including reserve for casualty loss in 2001                         11,210            8,150
               Other                                                                    (7,432)          (3,945)
                                                                                      --------         --------
                    Net cash provided by operating activities                           43,786           59,592
                                                                                      --------         --------

Cash flows from investing activities:
    Rental equipment additions                                                         (93,150)         (88,443)
    Proceeds from sales of rental equipment                                             15,829           15,582
    Purchases of property and equipment, net                                           (14,025)         (12,429)
    Net assets of business acquired                                                    (26,114)          (8,615)
                                                                                      --------         --------
                    Net cash used in investing activities                             (117,460)         (93,905)
                                                                                      --------         --------

Cash flows from financing activities:
    Proceeds from long-term debt                                                       418,251          365,555
    Repayment of long-term debt                                                       (346,192)        (330,728)
    Increase in deferred financing costs                                                  (544)             ---
    Payments to acquire treasury stock                                                      (4)             ---
                                                                                      --------         --------
               Net cash provided by financing activities                                71,511           34,827
                                                                                      --------         --------

               Net decrease (increase) in cash                                          (2,163)             514

Cash at beginning of period                                                              2,549              644
                                                                                      --------         --------

Cash at end of period                                                             $        386     $      1,158
                                                                                      ========         ========

Supplemental cash flow information:
    Cash paid for income taxes                                                    $        302     $        202
                                                                                      ========         ========

    Cash paid for interest                                                        $     61,020     $     52,994
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


(2) FINANCIAL STATEMENTS

    The financial information for the nine months ended September 30, 2001 and 2000 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and its operating results and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results expected for the full year.

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

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce, covenant not to compete and customer base, which are being amortized on a straight line basis over periods of 18 to 228 months. As of September 30, 2001 and 2000, accumulated amortization was $16,127 and $10,629, respectively.

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

    The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                  Three months ended               Nine months ended
                                                                     September 30,                  September 30,
                                                                ------------------------       ------------------------
                                                                   2001           2000            2001           2000
                                                                ---------      ---------       ---------      ---------

    Weighted-average shares - basic earnings
               per share                                        6,196,599      6,196,674       6,196,631      6,196,674

       Effect of employee stock options                           331,177        347,040         332,467        345,673
                                                                ---------      ---------       ---------      ---------

    Weighted-average shares - diluted earnings
                   per share                                    6,527,776      6,543,714       6,529,098      6,542,347
                                                                =========      =========       =========      =========


(6) COMPREHENSIVE INCOME

    Total comprehensive income was $14,219 and $11,966 for the nine months ended September 30, 2001 and 2000, respectively, and $6,659 and $5,754 for the three months ended September 30, 2001 and 2000, respectively, which includes net income and the change in the foreign currency translation adjustment.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(7) INCOME TAXES

    The difference between the Company's reported tax provision for the three and nine months ended September 30, 2001 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,255 and $3,783, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

   Certain statements in this Form 10-Q for the quarter ended September 30, 2001 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

   Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000.

   Revenues for the quarter ended September 30, 2001 were $140.9 million, a $16.1 million or 12.9% increase from revenues of $124.8 million in the same period of 2000. The increase primarily resulted from a $6.0 million or 22.0% increase in sales of new units, a $5.3 million or 21.4% increase in delivery and installation revenue, and a $3.7 million or 6.5% increase in leasing revenue. The increase in sales of new units is due to contracts assumed in connection with the February 1, 2001 net asset acquisition, as well as overall system growth. The increase in leasing revenue is attributable to a 10.5% increase in the average lease fleet to over 93,000 units at September 30, 2001, combined with an increase of $2 in the average monthly rental rate, offset by a 2.6% decrease in the average fleet utilization to 82.0%. The increase in the average monthly rental rate is a result of overall rate improvement in some of the Company's products combined with changes in fleet mix. The decrease in average fleet utilization is attributable to the softening economic and related business conditions. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above.

   Gross profit for the quarter ended September 30, 2001 was $59.6 million, a $2.3 million or 4.1% increase from the third quarter 2000 gross profit of $57.2 million. This increase is primarily a result of a 29.4% or $1.2 million increase in new unit sales gross profit and a 1.8% or $.7 million increase in leasing gross profit. The increase in new unit sales gross profit is the result of the increase in the revenue described above. The increase in leasing gross profit is attributable to the increase in leasing revenue described above, offset by a decrease in leasing margins from 65.7% in 2000 to 62.8% in 2001. Excluding depreciation and amortization, leasing margins decreased approximately 2 percentage points from 82.2% in the quarter ended September 30, 2000 to 80.1% in the same period in 2001 due to a decline in average fleet utilization coupled with incremental costs associated with increased turnover of existing fleet in certain markets.

   Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2001 were $20.6 million, a $1.9 million or 10.0% increase from the third quarter of 2000 SG&A expenses of $18.7 million. The overall increases in SG&A expense are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with the fleet growth described above in addition to the underlying increase in the cost of doing business.

   Interest expense decreased $2.5 million, or 10.8% from $23.4 million for the quarter ended September 31, 2000 to $20.9 million for the same period in 2001, with a decrease of approximately 180 basis points in the effective interest rates from 2000 to 2001 being partially offset by an increase in borrowings.


   Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000.

   Revenues for the nine months ended September 30, 2001 were $366.2 million, a $42.5 million or 13.1% increase from revenues of $323.6 million in the same period of 2000. The increase primarily resulted from a $15.2 million or 9.3% increase in leasing revenue, a $12.0 million or 20.8% increase in sales of new units, and an $11.6 million or 19.4% increase in delivery and installation revenue. The increase in sales of new units is due to contracts assumed in connection with the February 1, 2001 net asset acquisition, as well as overall system growth. The increase in leasing revenue is attributable to an 11.9% increase in the average lease fleet to approximately 92,000 units at September 30, 2001, combined with an increase of $2 in the average monthly rental rate, offset by a 2.0% decrease in the average fleet utilization to 82.0%. The increase in the average monthly rental rate is a result of overall rate improvement in some of the Company's products combined with changes in fleet mix. The decrease in average fleet utilization is attributable to the softening economic and related business conditions. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above.

   Gross profit for the nine months ended September 30, 2001 was $171.4 million, a $9.5 million or 5.9% increase from the same period of 2000 of $161.9 million. This increase is primarily a result of a 5.0% increase in leasing gross profit of $5.5 million, a 10.8% or $2.5 million increase in other gross profit, and a 23.0% or $2.3 million increase in new unit sales gross profit. The increase in leasing gross profit is a result of the increase in leasing revenue described above offset by a decrease in leasing margins from 67.2% in 2000 to 64.6% in 2001. Excluding depreciation and amortization, leasing margins decreased 1.6% from 83.7% in 2000 to 82.1% in 2001 due to a decline in average fleet utilization coupled with incremental costs associated with increased turnover of existing fleet in certain markets. The increase in other gross profit is attributable to an increase in high margin ancillary products and services, primarily steps, ramps and charges for granting insurance waivers. The increase in new unit sales gross profit is the result of the increase in the revenue described above.

   SG&A expenses for the nine months ended September 30, 2001 were $62.9 million, a $4.2 million or 7.2% increase from SG&A expenses of $58.7 million for the first nine months of 2000. The overall increases in SG&A expense are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with the fleet growth described above in addition to the underlying increase in the cost of doing business.

   During June 2001, the Company suffered a flood in one of its branch locations. The estimated write off of destroyed fleet units is $1.5 million.

   Interest expense decreased by approximately $1.6 million or 2.4% to $66.1 million for the nine months ended September 30, 2001 from $67.7 million in the same period in 2000. This decrease is the result of a decrease of approximately 100 basis points in effective interest rates for the nine months, partially offset by increased borrowings to finance fleet growth.


LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended September 30, 2001 and 2000, the Company's principal source of funds consisted of cash flow from operating and financing activities. The cash flow generated from operating activities of $43.8 million and $59.6 million for the nine months ended September 30, 2001 and 2000, respectively, was largely due to the rental of units from the Company's lease fleet. The cash flow from financing activities of $71.5 million and $34.8 million for the nine months ended September 30, 2001 and 2000, respectively was primarily from borrowings under the Company's line of credit.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash charges. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $9.1 million or 6.9% to $140.1 million for the first nine months of 2001 compared to $131.0 million for the same period of 2000. This increase in EBITDA is primarily a result of increased leasing and new unit sales activity described above, partially offset by increased SG&A expenses.

   Cash used in investing activities was $117.5 million and $93.9 million for the nine months ended September 30, 2001 and 2000, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference in cash used in investing activities between the periods is primarily attributable to the February 1, 2001 net asset acquisition for approximately $26.1 million, which added over 1,600 units at a value of approximately $21.4 million.

   Availability under the Credit Agreement was $24.1 million at September 30, 2001. The revolving credit agreement will expire in May 2002. The Company is currently exploring refinancing options and believes it will have, for the next 12 months, sufficient liquidity from internally generated funds, along with facilities/financing to be secured, to meet its expected obligations as they arise.

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

Dated: November 13, 2001