Form 10-K
period 2001-12-31
SCOTSMAN HOLDINGS INC
filed 2002-04-01
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


      (Mark One)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended December 31, 2001
                                               OR
         [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________
                        Commission File Number: 033-78954

                             SCOTSMAN HOLDINGS, INC.
             (Exact name of Registrant as specified in its Charter)


                   Delaware                                52-1862719
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

            8211 Town Center Drive                            21236
             Baltimore, Maryland                           (Zip Code)
   (Address of principal executive offices)



Registrants' telephone number, including area code: (410) 931-6000 Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
         None                                             None
--------------------------    -------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:


                                      None
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 29, 2002, 6,194,799 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                     PART I
Item 1.  Business

General

         Scotsman Holdings, Inc. was incorporated under the laws of Delaware in November 1993 for the purpose of acquiring Williams Scotsman, Inc. ("Scotsman"). We conduct business solely as a holding company, our only significant asset is the capital stock of Scotsman. Therefore, we are dependent upon the cash flows of Scotsman for all of our cash needs. Founded in 1946, Williams Scotsman, Inc. is the second largest lessor of mobile office and storage units in North America with approximately 93,900 units leased through a network of branch offices located throughout the United States and Canada. Our fleet provides high quality, cost-effective relocatable space solutions to approximately 25,000 customers in approximately 470 industries including construction, education, healthcare and retail. In addition to our core leasing operations, we sell new and previously leased mobile office units and provide delivery, installation and other ancillary products and services.

         Our mobile office fleet is generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. Most units are fitted with axles and hitches and are towed to various locations. Most units are wood frame mounted on a steel chassis, contain materials used in conventional buildings, and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are durable and have an estimated useful life of 20 years. Storage products are windowless and are typically used for secure storage space. There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels. The basic storage unit features a roll-up or swing door at one end. Units are made of heavy exterior metals for security and water tightness. The average age of our mobile office units is approximately 8 years while the average age of the storage units is approximately 11 years. The average age of the total fleet is approximately 8 years.

         Based on its experience, management estimates that the North American mobile office industry (excluding manufacturing operations) exceeds $3.0 billion and has been growing in recent years. This growth has been primarily driven by positive demographic trends, economic expansion, an increase in the number of applications for modular space and a greater recognition of the product's positive attributes. By outsourcing their space needs, our customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs.

         We purchase our new mobile office units through third-party suppliers and purchase storage units in the aftermarket directly from shipping companies or through brokers. We believe that there are numerous manufacturers and suppliers of mobile office and storage units that supply these products at competitive prices throughout the United States and Canada. We anticipate being able to procure an adequate supply of product on acceptable terms to meet projected customer requirements. We do not believe that the loss of any one of our suppliers would have a material adverse effect on our operations.

Forward Looking Statements

         Certain statements in this Form 10-K for the year ended December 31, 2001 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Acquisition of Mckinney Mobile Modular

         On February 1, 2001, we acquired the sales and leasing business of Mckinney Mobile Modular, a privately held California corporation (Mckinney) in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Mckinney was approximately $26.1 million, including the repayment of existing indebtedness of Mckinney. The purchase price paid was allocated to the identifiable assets acquired of $21.6 million with the excess of $5.5 million representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the assets acquired. The acquisition, which added over 1,600 units at a value of approximately $21.4 million, was financed with borrowings under our amended credit facility.

Acquisition of Evergreen Mobile Company

         On February 1, 1999, we acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation ("Evergreen"), at a net purchase price of $36.2 million, in a transaction accounted for under the purchase method of accounting. At the time of the acquisition, Evergreen was the largest mobile office dealer in the state of Washington with a fleet of approximately 2,000 units. The acquisition was financed with borrowings under our amended credit facility.

Recapitalization

         Pursuant to a recapitalization agreement, on May 22, 1997, we (i) repurchased 3,210,679 shares of our outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million in cash. Such amounts have not been restated for the three-for-one stock split granted in December 1997. In related transactions, we purchased or repaid all of the outstanding indebtedness. In conjunction with the debt extinguishment, we recognized an extraordinary loss of $13.7 million. The transactions described above are collectively referred to herein as the "Recapitalization".

         In connection with the Recapitalization, (i) we accelerated the payment of deferred compensation under its long term incentive plan, (ii) all outstanding stock options under our employee stock option plan vested and became immediately exercisable and (iii) we canceled a portion of the outstanding stock options. Accordingly, we recognized $5.1 million of Recapitalization expenses including $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options.

         In order to finance the Recapitalization, we issued $400 million in 9.875% senior notes due 2007 and entered into a $300 million revolving bank facility. Scotsman paid a dividend of $178.7 million to us to pay Recapitalization expenses, to repurchase common stock and to purchase certain notes.

Operating Strategy

         Due to the local and regional nature of our business, our goals are to become the leader in each of the local markets in which we compete and to expand our coverage to additional local markets. To achieve market leadership, we have implemented a strategy which emphasizes (i) superior service, (ii) a well-maintained, readily-available and versatile lease fleet, (iii) effective fleet management using proprietary information systems, and (iv) targeted marketing through an experienced and motivated sales force. We believe that we are generally the first or second largest provider of relocatable space in each of our regional markets as measured by lease fleet size and revenues. Our branch offices are distributed throughout the United States and Canada and are located in a majority of the major metropolitan areas.

         Management's business and growth strategy includes the following:

         Fleet and Branch Expansion. We plan to continue to capitalize on the industry's favorable long-term growth trends by increasing customer penetration and fleet size in existing markets. In addition, we plan to open branches in new markets where positive business fundamentals exist. From January 1, 1999 to December 31, 2001, we increased our number of branches from 80 to 88 and the number of units from approximately 70,200 to 93,900 as a result of general fleet expansion and to a much lesser extent, through acquisitions.

         Selective Fleet Acquisitions. To complement our internal fleet and branch expansion, we plan to continue to capitalize on the industry's fragmentation and expand our geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. Typically, there is a low cost of integrating acquired fleets and acquired units have existing leases that generate immediate revenues and EBITDA. From January 1, 1999 to December 31, 2001, we made four acquisitions of approximately 5,100 units for a total purchase price of $66.9 million. Units added through acquisitions have accounted for approximately 20% of the value of our total fleet purchases during this period.

         Ancillary Products and Services. We continue to identify new applications for our existing products, diversify into new product offerings and deliver ancillary products and services to leverage our existing branch network. For example, in 1996, we began focusing on the expanding market for storage product units, which are used for secured storage space. Since January 1, 1996, we have grown our storage product fleet by over 16,400 units, through direct purchases as well as nine acquisitions that totaled approximately 6,000 storage units. Ancillary products and services also include the rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

         Education Market Trends. The education market accounted for approximately 21% of our 2001 revenues and offers growth opportunities as a result of the following: (1) an increase in state and local initiatives governing maximum class sizes, (2) state and local governmental pressures to find cost-effective ways to expand classroom capacity, (3) increased interstate and intrastate migrations necessitating rapid expansion of education space and
(4) the predicted growth of the school age population.

Competition

         Although our competition varies significantly by market, the mobile office industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for many uses at competitive prices allow us to compete effectively. However, certain of our competitors, such as GE Capital Modular Space, are less leveraged, have greater market share or product availability in a given market and have greater financial resources than we do.

Employees

         At December 31, 2001, we employed approximately 1,300 persons. None of our employees are covered by a collective bargaining agreement. Management considers its relationship with its employees to be good. We have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees.

Regulatory Matters

         We must comply with various federal, state and local environmental, transportation, health and safety laws and regulations in connection with our operations. We believe that we are in substantial compliance with these laws and regulations. In addition to compliance costs, we may incur costs related to alleged environmental damage associated with past or current properties owned or leased by us. We believe that our liability, if any, for any environmental remediation will not have a material adverse effect on our financial condition.

         A portion of our units is subject to regulation in certain states under motor vehicle and similar registration and certificate of title statutes. We believe that we have complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to mobile office units. If laws in other states are changed to require registration, we could be subject to additional costs, fees and taxes. We do not believe that these costs would be material to our business or financial condition.

Item 2.  Properties

         Our headquarters is a three-story  modular office structure  located on
3.1 acres in suburban Baltimore, Maryland. Additionally, we lease approximately 73% of our 88 branch locations and we own the balance. Management believes that none of our leased facilities, individually, is material to our operations.

Item 3.  Legal Proceedings

         We are involved in certain legal actions arising in the ordinary course of business.

We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         There is no established public trading market for our Common Stock.

         Scotsman does not intend to pay any dividends except for our normal operating expenses, but reserves the right to do so. Scotsman's ability to pay dividends to us is limited to amounts for corporate and administrative expenses. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

         Pursuant to the our Amended and Restated 1997 Employee Stock Option Plan (the "1997 Plan"), options for the purchase of 23,300 shares of our common stock were granted during 2001. No options were exercised during 2001 and no shares of the our common stock were issued during 2001 upon the exercise of previously granted options.

Item 6. Selected Historical Financial Data


The following tables summarize certain selected historical financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere herein. The selected historical financial data set forth below has been derived from the audited Financial Statements

                                                                         Year Ended December 31,
                                                     -------------------------------------------------------------
                                                        1997         1998         1999         2000          2001
                                                        ----         ----         ----         ----          ----
                                                             (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
     Leasing                                          $120,266     $152,221     $201,820     $220,547      $238,151
     Sales:
         New units                                      41,926       46,448       73,001       73,291        91,114
         Rental equipment                               13,120       15,530       22,369       21,571        22,212
     Delivery and installation                          38,626       47,002       71,245       79,097        97,342
     Other                                              22,252       25,893       37,370       37,640        43,437
                                                      --------     --------     --------     --------      --------
         Total                                        $236,190     $287,094     $405,805     $432,146      $492,256
-------------------------------------------------------------------------------------------------------------------

Gross profit:
     Leasing                                          $ 71,237     $101,036     $136,543     $148,454      $153,281
     Sales:
         New units                                       6,685        8,099       12,678       13,023        15,945
         Rental equipment                                3,521        3,730        5,133        5,266         5,326
     Delivery and installation                          10,914       12,083       18,886       19,427        19,003
     Other                                              15,480       20,393       29,949       31,057        35,063
                                                      --------      -------      -------      -------        ------
         Total                                        $107,837     $145,341     $203,189     $217,227      $228,618
-------------------------------------------------------------------------------------------------------------------

Selling, general and administrative
     expenses                                         $ 46,312     $ 58,152     $ 71,480     $ 76,872      $ 82,573
Casualty loss                                              ---          ---          ---          ---         1,500
Recapitalization expenses (1)                            5,105          ---          ---          ---           ---
Earnings from continuing operations
     before extraordinary item                           4,530        3,724       17,271       16,083        22,629
Earnings from continuing operations
     before extraordinary item per
     common share                                     $    .65     $    .70     $   2.79     $   2.60      $   3.65
                                                         =====        =====        =====         ====          ====
Earnings from continuing operations
     before extraordinary item per
     common share, assuming dilution                  $    .63     $    .66     $   2.64     $   2.46      $   3.46
                                                         =====        =====         ====         ====          ====

Ratio of earnings to fixed charges (2)                    1.2x         1.2x         1.4x         1.3x          1.5x


EBITDA (3)                                            $ 92,351     $117,519     $168,161     $177,554      $187,528
-------------------------------------------------------------------------------------------------------------------


                                                                         Year Ended December 31,
                                                    --------------------------------------------------------------
                                                        1997        1998         1999         2000          2001
                                                        ----        ----         ----         ----          ----
                                                           (Dollars in thousands, except per share amounts)

Balance Sheet Data:
Rental equipment, net                               $  403,528   $  640,634   $  726,924   $  799,994    $  866,867
Total assets                                           514,175      941,291    1,066,467    1,145,901     1,244,986
Long-term debt                                         533,304      845,447      915,823      959,110     1,022,972
Stockholder's equity (deficit)                        (128,849)     (57,853)     (38,683)     (22,578)       (1,279)


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

         (3) We define EBITDA as earnings before deducting interest, income taxes, depreciation and amortization, non-cash charges, recapitalization expenses and extraordinary items. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is presented because this data is used by some investors to determine our ability to meet historical debt service requirements.


Selected Quarterly Financial Data (Unaudited):

(In thousands except per share data)                       Year ended December 31, 2001
--------------------------------------------------------------------------------------------------------------
Quarter                                First         Second          Third         Fourth         Year
--------------------------------------------------------------------------------------------------------------
Revenues                             $105,366       $119,897       $140,891       $126,102       $492,256
Gross Profit                           53,791         58,088         59,558         57,181        228,618
Income before income taxes              4,591          9,077         13,666         12,880         40,214
Net income                              2,524          4,949          7,515          7,641         22,629
Net income per common share               .41            .80           1.21           1.23           3.65
Net  income   per   common   share,
assuming dilution                         .39            .76           1.15           1.16           3.46

---------------------------------------------------------------------------------------------------------------



(In thousands except per share data)                       Year ended December 31, 2000
--------------------------------------------------------------------------------------------------------------
Quarter                                First         Second          Third         Fourth          Year
--------------------------------------------------------------------------------------------------------------
Revenues                             $ 95,733       $103,132       $124,766       $108,515      $432,146
Gross Profit                           51,565         53,090         57,234         55,338       217,227
Income before income taxes              4,495          7,464         10,759          8,303        31,021
Net income                              2,218          4,004          5,980          3,881        16,083
Net income per common share               .36            .65            .97            .62          2.60
Net  income   per   common   share,
assuming dilution                         .34            .61            .91            .60          2.46
---------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion regarding our financial condition and results of operations for the three years ended December 31, 2001 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Forward-Looking Statements".

Critical Accounting Policies and Estimates

         General. This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See note 1 of the Notes to Consolidated Financial Statements.) On an on-going basis, we evaluate estimates, including those related to bad debts, contingencies and litigation, intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         In December, 2001, the Securities and Exchange Commission (SEC) issued a statement regarding the selection and disclosure by public companies of critical accounting policies and practices. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

         Allowance for doubtful accounts. We are required to estimate the collectibility of our trade receivables. Accordingly, allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. We evaluate a variety of factors in assessing the ultimate realization of these receivables including the current credit-worthiness of customers. The allowance for doubtful accounts is determined based on historical collection results in addition to an ongoing review of specific customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income.

         Contingencies. We are subject to proceedings, lawsuits, and other claims related to environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

         Goodwill and Intangible Impairment. We have significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

         Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.

General

     On February 1, 2001, we acquired the sales and leasing business of Mckinney Mobile Modular. See "Acquisition of Mckinney Mobile Modular."

     On February 1, 1999, we acquired all of the outstanding stock of Evergreen Mobile Company. See "Acquisition of Evergreen Mobile Company."

         We are a holding company formed in November 1993, and conduct our business solely through Scotsman, our wholly-owned subsidiary. We derive our revenues and earnings from the leasing and sale of mobile office and storage units, delivery and installation of those units and the provision of other ancillary products and services. Leasing operations, which primarily comprise the leasing of mobile office units and the sale of units from our lease fleet, account for a majority of our revenues and gross profits. Used mobile office units are sold from our lease fleet in the ordinary course of business at either fair market value or, to a lesser extent, pursuant to pre-established lease purchase options. The sale of used units results in the availability of the total cash proceeds and generally results in the reporting of gross profit on such sales.

         New unit  sales  revenues  are  derived  from  the  sale of new  mobile offices,  similar  to those  units  leased by us.  Revenues  from  delivery  and installation result from activities related to the transportation and installation of and site preparation for both leased and sold products. Other revenues are derived from other products and services including: rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

         Although a portion of our business is with customers in industries that are cyclical in nature and subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and their operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) our typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 12 months, (ii) the flexibility and low cost offered to our customers by leasing which may be an attractive alternative to capital purchases, (iii) our ability to redeploy units during regional recessions and
(iv) the diversity of our industry segments and the geographic balance of our operations (historically during economic slowdowns, the construction industry which represented approximately 33% of 2001 revenues, experiences declines in utilization rates, while other customer segments, including education which represented approximately 21% of revenues in 2001, are more stable).

Results of Operations

         2001 Compared With 2000. Revenues in 2001 were $492.3 million, a $60.1 million or 13.9% increase from revenues of $432.1 million in 2000. The increase resulted from a $17.6 million or 8.0% increase in leasing revenue, a $17.8 million or 24.3% increase in sales of new units, an $18.2 million or 23.1% increase in delivery and installation revenue, and a $5.8 million or 15.4% increase in other revenue. The increase in leasing revenue is attributable to a 10.7% increase in the average lease fleet to approximately 92,300 units for 2001, combined with an increase of $3 in the average monthly rental rate, offset by a decrease in the average fleet utilization of two percent to 82%. The increase in the average monthly rental rate is a result of overall rate improvement in some of our products combined with changes in fleet mix. The decrease in average fleet utilization is attributable to the softening economic and related business conditions. The increase in sales of new units is due to contracts assumed in connection with the Mckinney acquisition completed in the first quarter, as well as overall system growth. The increase in delivery and installation revenue is attributable to the increase in sales of new units and leasing revenue. Other revenue increased as a result of increases in high margin ancillary products and services, primarily steps, ramps, relocations of customer owned units, and charges for granting insurance waivers.

         Gross profit in 2001 was $228.6 million, an $11.4 million or 5.2% increase from 2000 gross profit of $217.2 million. The increase primarily resulted from a $4.8 million or 3.3% increase in leasing gross profit, a $2.9 million or 22.4% increase in new unit sales gross profit, and a $4.0 million or 12.9% increase in gross profit from other revenue. The increase in leasing gross profit is a result of the increase in leasing revenue described above offset by a decline in leasing margins from 67.3% in 2000 to 64.4% in 2001. Excluding depreciation and amortization, leasing margins decreased from 84.0% in 2000 to 81.9% in 2001. This margin suppression was attributable to a decline in average fleet utilization coupled with incremental costs associated with increased turnover of existing fleet in certain markets. The increase in new unit sales and other gross profit is the result of the increase in the revenue described above.

         Selling, general and administrative (SG&A) expenses were $82.6 million, a $5.7 million or 7.4% increase from 2000. The overall increase in SG&A expenses is due to an increase in field related expenses, primarily payroll and occupancy, incurred in connection with the fleet growth described above in addition to the underlying cost of doing business.

         During June 2001, we suffered a flood in one of our branch locations. The estimated write off of destroyed fleet units is $1.5 million.

         Interest expense decreased by 6.9% to $85.5 million in 2001 from $91.9 million in 2000. This decrease is the result of a decrease of approximately 220 basis points in effective interest rates on our variable bank debt for 2001 from 2000, partially offset by increased borrowings to finance fleet growth.

         The difference between our reported tax provision for the year ended December 31, 2001 and the tax provision computed based on statutory rates is primarily attributable to non-deductible goodwill amortization expense of $5.1 million.

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

         SG&A expenses in 2000 were $76.9 million, a $5.4 million or 7.5% increase from 1999. The increase is the result of the growth experienced by the Company, both in terms of number of branches and fleet size as compared to 1999. The Company's branch network has expanded from 83 branches at December 31, 1999 to 88 branches at December 31, 2000, while the fleet has grown by approximately 8,700 units from December 31, 1999. The increase in SG&A expenses is due to an increase in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

         Interest expense in 2000 was $91.9 million, an $8.0 million or 9.5% increase from 1999. This increase is a result of increased average borrowings of approximately $38.9 million to finance fleet and branch growth in addition to increases in interest rates on our variable bank debt. The effect of market rate increases in 2000 was partially offset by a 25 basis point reduction in February 2000 on bank credit facility borrowings as we achieved a specified leverage ratio threshold.

         The difference between our reported tax provision for the year ended December 31, 2000 and the tax provision computed based on statutory rates is primarily attributable to non-deductible goodwill amortization expense of $4.9 million.

Liquidity and Capital Resources

         During 1999, 2000 and 2001, our principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $72.3 million in 1999, $86.9 million in 2000 and $61.2 million in 2001 was largely generated by the rental of units from our lease fleet and sales of new mobile office units.

         We have increased our EBITDA and believe that EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define EBITDA as earnings before interest, income taxes, depreciation and amortization, and non-cash charges. EBITDA as we define it, does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of our operating performance. Our EBITDA increased by $10.0 million or 5.6% to $187.5 million in 2001 compared to $177.6 million in 2000. This increase in EBITDA is primarily the result of increased leasing and new unit sales activity described above, partially offset by increased SG&A expenses. In 2000, our EBITDA increased by $9.4 million or 5.6% to $177.6 million compared to $168.2 million in 1999. This increase in EBITDA is a result of increased leasing activity described above, partially offset by increased SG&A expenses.

         Cash flow used in investing activities was $142.7 million in 1999, $128.3 million in 2000 and $126.4 million in 2001. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and we generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. These expenditures increased the size of the rental fleet by approximately 9,400 units during 1999, 8,700 units during 2000 and 5,700 units during 2001. This activity was in response to increased customer demand and, for the first half of 2001, was a continuation of our fleet acquisition strategy and branch expansion. The following table sets forth our investment in our lease fleet for the periods indicated.


                                                                           Year Ended December 31,
                                                                    -----------------------------------
                                                                      1999         2000         2001
                                                                      ----         ----         ----
                                                                           (Dollars in millions)
Gross capital expenditures for rental equipment:
      New units and betterments                                      $115.0       $118.6       $106.2
      Fleet acquisitions, excluding acquired businesses                  --          4.0         21.4
                                                                     ------       ------       ------
                                                                      115.0        122.6        127.6
Purchase price allocated to fleet of acquired businesses               24.2          5.3           --
Proceeds from sale of used rental equipment                           (22.4)       (21.6)       (22.2)
                                                                     ------       ------       ------

Net capital expenditures for rental equipment                        $116.8       $106.3       $105.4
                                                                     ======       ======       ======

Lease fleet maintenance expenses included
     in the statement of operations                                   $30.5        $35.1        $43.0
                                                                      =====        =====        =====


         We believe we can manage the capital requirements of our lease fleet, and thus our cash flow, through the careful monitoring of our lease fleet additions. During 1999, 2000 and 2001, we were able to sell used units in the ordinary course of business (excluding units sold pursuant to purchase options) at an average of more than 95% of their total capitalized cost and at a premium to net book value. Such capitalized costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and Note 2 of the Notes to Consolidated Financial Statements. Historically, we have recognized net gains on the sale of used units.

         Our maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of used units helps preserve the overall quality of our lease fleet and enhances cash flow. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures greater than $1,000 that significantly extend the economic useful life of a unit or that materially alter a unit's configuration are capitalized. We estimate that the current annual capital expenditures (net of proceeds from sales of used units) necessary to maintain our lease fleet and facilities at their current size and condition are approximately $25 million.

         Other capital expenditures of $13.9 million, $18.6 million and $16.3 million in 1999, 2000 and 2001, respectively, consist of items not directly related to the lease fleet, such as branch buildings, land, equipment, leasehold improvements and management information systems.

         Cash provided by financing activities of $70.3 million, $43.3 million, and $63.3 million in 1999, 2000 and 2001, respectively, is comprised primarily of long-term borrowings, net of repayments, under our revolving credit facility, which was further amended in January 2001 to provide for revolver borrowings up to $600 million. Scotsman paid dividends to the Company in the amount of $60, $55 and $55 to fund normal operating expenses in 2001, 2000 and 1999, respectively.

         At December 31, 2001 we had $400 million of 9.875% Senior Notes due 2007. In February 2002, we issued $150 million of additional senior notes due 2007 under the existing indenture. Net proceeds from the issuance were used to permanently repay our $58.1 million term loan and to repay borrowings under the existing revolving credit facility.

         On March 26, 2002, we entered into a new credit facility providing for revolver borrowings up to $460 million and a $210 million term loan. The facility also provides for up to an additional $30 million in term or revolver commitments. Principal payments due on the term loan are equal to 1% per year payable quarterly beginning June 30, 2002, with the remaining balance due December 31, 2006. Borrowings under the new credit facility are based upon a borrowing base calculation. The new loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage, and leverage and fleet utilization levels. Net proceeds from the new credit facility, which matures December 31, 2006, were used to refinance the existing credit facility.
         We believe we will have sufficient liquidity under our new revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

         A summary of our significant contractual obligations and other commercial commitments is as follows:
o Debt - Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Notes 4 and 9
o Operating Leases Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6
o Standby Letters of Credit Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4

Seasonality

         Although demand from certain of our customers is somewhat seasonal, our operations as a whole are not seasonal to any significant extent.

Inflation

         We believe that inflation has not had a material effect on our results of operations. However, an inflationary environment could materially increase interest rates on our floating rate debt. The price of used units sold by us and the replacement cost of such units could also increase in such an environment. Our standard lease generally provides for annual rental rate escalation at the inflation rate as determined by the Consumer Price Index after the end of the initial lease term. In addition, we may seek to limit our exposure to interest rate fluctuations by utilizing certain hedging mechanisms, although we are under no obligation to do so.

Recent Accounting Pronouncements

       Goodwill  and  Other  Intangible  Assets.  In June  2001,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS No. 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

       We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4.6 million, , ($0.74 per basic share and $0.70 per diluted share) per year. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. The results of these tests are not expected to have a material effect on our earnings and financial position.

     Impairment or Disposal of Long-Lived Assets. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("FAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt FAS No. 144 as of January 1, 2002 and do not anticipate it to have a material effect on our earnings and financial position.

Item 8.  Financial Statements and Supplementary Data


                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

Financial Statements:
                                                                                                               Page
                                                                                                               ----
Scotsman Holdings, Inc. and Subsidiaries:
         Report of Independent Auditors..........................................................................18
         Consolidated Balance Sheets as of December 31, 2001 and 2000............................................19
         Consolidated Statements of Operations for the years ended
                   December 31, 2001, 2000 and 1999..............................................................20
         Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2001, 2000 and 1999.........................................................21
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2001, 2000 and 1999...............................................................22
         Notes to Consolidated Financial Statements...........................................................23-35

Williams Scotsman, Inc. and Subsidiaries:
         Report of Independent Auditors..........................................................................36
         Consolidated Balance Sheets as of December 31, 2001 and 2000............................................37
         Consolidated Statements of Operations for the years ended
                  December 31, 2001, 2000 and 1999...............................................................38
         Consolidated Statements of Changes in Stockholder's Deficit for the years ended December 31, 2001, 2000 and 1999.........................................................39
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2001, 2000 and 1999...............................................................40
         Notes to Consolidated Financial Statements...........................................................41-56

Financial Statement Schedules:
   Scotsman Holdings, Inc. and Subsidiaries:
         Schedule I - Condensed Financial Information of Registrant...........................................76-77

   Scotsman Holdings, Inc. and Subsidiaries:
         Schedule II - Valuation and Qualifying Accounts.........................................................78

                  All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

                         Report of Independent Auditors


Board of Directors
Scotsman Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Scotsman Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scotsman Holdings, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                          /s/ Ernst & Young LLP
Baltimore, Maryland
February 20, 2002, except for Note 9 for which the date is
March 26, 2002



                    Scotsman Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                               December 31
                                                                                         2001                2000
                                                                                ---------------------------------------
                                                                                             (In thousands)
Assets
Cash                                                                                 $      586          $    2,549
Trade accounts receivable, net of allowance for doubtful accounts of $1,298
   in 2001 and $983 in 2000                                                              74,336              53,916
Prepaid expenses and other current assets                                                25,628              18,142
Rental equipment, net of accumulated depreciation
   of $178,046 in 2001 and $155,434 in 2000                                             866,867             799,994
Property and equipment, net                                                              73,782              64,766
Deferred financing costs, net                                                            10,696              15,408
Goodwill and other intangible assets, net                                               172,057             172,218
Other assets                                                                             21,034              18,908
                                                                                ---------------------------------------
                                                                                     $1,244,986          $1,145,901
                                                                                =======================================
Liabilities and stockholders' deficit
Accounts payable and accrued expenses                                                $   50,297          $   54,747
Rents billed in advance                                                                  25,796              24,757
Revolving credit facility                                                               564,922             500,460
Long-term debt                                                                          458,050             458,650
Deferred income taxes                                                                   147,200             129,865
                                                                                ---------------------------------------
Total liabilities                                                                     1,246,265           1,168,479
                                                                                ---------------------------------------

Stockholders' deficit:
   Common stock, $.01 par value.  Authorized: 10,000,000 shares; issued:
     9,507,407 shares in 2001 and 2000                                                       95                  95
   Additional paid-in capital                                                           233,926             234,204
   Cumulative foreign currency translation adjustment                                    (1,505)               (457)
   Retained earnings                                                                     62,065              39,436
                                                                                ---------------------------------------
                                                                                        294,581             273,278
Less treasury stock - 3,310,808 common shares in 2001 and 3,310,733 common
   shares in 2000, at cost                                                             (295,860)           (295,856)
                                                                                ---------------------------------------
Net stockholders' deficit                                                                (1,279)            (22,578)
                                                                                ---------------------------------------
                                                                                     $1,244,986          $1,145,901
                                                                                =======================================
See accompanying notes.


                    Scotsman Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                    Year ended December 31
                                                               2001            2000              1999
                                                     ------------------------------------------------------
                                                            (In thousands except per share amounts)
Revenues
Leasing                                                     $238,151         $220,547          $201,820
Sales:
   New units                                                  91,114           73,291            73,001
   Rental equipment                                           22,212           21,571            22,369
Delivery and installation                                     97,342           79,097            71,245
Other                                                         43,437           37,640            37,370
                                                     ------------------------------------------------------
Total revenues                                               492,256          432,146           405,805
                                                     ------------------------------------------------------

Cost of sales and services
Leasing:
   Depreciation and amortization                              41,761           36,720            34,553
   Other direct leasing costs                                 43,109           35,373            30,724
Sales:
   New units                                                  75,169           60,268            60,323
   Rental equipment                                           16,886           16,305            17,236
   Delivery and installation                                  78,339           59,670            52,359
   Other                                                       8,374            6,583             7,421
                                                     ------------------------------------------------------
         Total costs of sales and services                   263,638          214,919           202,616
                                                     ------------------------------------------------------
Gross profit                                                 228,618          217,227           203,189
                                                     ------------------------------------------------------

Selling, general and administrative expenses                  82,573           76,872            71,480
Other depreciation and amortization                           18,845           17,474            15,866
Interest, including amortization of deferred
   financing costs of $5,269, $4,931, and $4,913              85,486           91,860            83,878
Non-cash charge for casualty loss                              1,500                -                 -
                                                     ------------------------------------------------------
Total operating expenses                                     188,404          186,206           171,224
                                                     ------------------------------------------------------
Income before income taxes                                    40,214           31,021            31,965
Income tax expense                                            17,585           14,938            14,694
                                                     ------------------------------------------------------
Net income                                                  $ 22,629         $ 16,083          $ 17,271
                                                     ======================================================


Earnings per common share:                                  $   3.65         $   2.60          $   2.79
                                                     ======================================================

Earnings per common share, assuming dilution:
                                                            $   3.46         $   2.46          $   2.64
                                                     ======================================================


See accompanying notes.


                    Scotsman Holdings, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Deficit





                                                                                             Cumulative
                                           Common Stock         Additional                Foreign Currency
                                      -----------------------     Paid-in      Retained      Translation     Treasury
                                          Shares      Amount      Capital      Earnings      Adjustment       Stock         Total
                                      ---------------------------------------------------------------------------------------------
                                                                            (In thousands)

Balance at December 31, 1998               6,197        $95      $231,826      $  6,082      $      -       $(295,856)   $(57,853)

Appreciation in value of stock options         -          -         1,899             -             -               -       1,899
Net income                                     -          -             -        17,271             -               -      17,271
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1999               6,197         95       233,725        23,353             -        (295,856)    (38,683)

Appreciation in value of stock options         -          -           479            -              -               -         479
Foreign currency translation                   -          -             -            -           (457)              -        (457)
   adjustment
Net income                                     -          -             -        16,083             -               -      16,083
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 2000               6,197         95       234,204        39,436          (457)       (295,856)    (22,578)

Purchase of 75 shares of treasury
   stock                                       -          -             -             -             -              (4)         (4)
Decrease in value of stock options             -          -          (278)            -             -               -        (278)
Foreign currency translation
   adjustment                                  -          -             -             -        (1,048)              -      (1,048)
Net income                                     -          -             -        22,629             -               -      22,629
                                      --------------------------------------------------------------------------------------------

Balance at December 31, 2001               6,197       $95       $233,926      $ 62,065      $ (1,505)      $(295,860)    $(1,279)
                                      =============================================================================================


See accompanying notes.


                    Scotsman Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                                                          Year ended December 31
                                                                                    2001            2000            1999
                                                                           ----------------------------------------------------
                                                                                               (In thousands)
Cash flows from operating activities
Net income                                                                     $   22,629      $   16,083       $  17,271
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                 65,875          59,125          55,332
     Provision for bad debts                                                        4,204           3,697           3,756
     Deferred income tax expense                                                   17,333          14,683          13,818
     Non-cash option compensation expense                                            (278)            479           1,899
     Gain on sale of rental equipment                                              (5,326)         (5,266)         (5,133)
     Increase in net trade accounts receivable                                    (24,624)           (337)        (18,058)
     (Decrease)/increase in accounts payable and accrued expenses,                 (5,451)          1,579           9,248
       including reserve for casualty loss
     Other                                                                        (13,200)         (3,121)         (5,851)
                                                                           -----------------------------------------------------
Net cash provided by operating activities                                          61,162          86,922          72,282
                                                                           -----------------------------------------------------

Cash flows from investing activities
Rental equipment additions                                                       (106,177)       (122,617)       (115,024)
Proceeds from sales of rental equipment                                            22,212          21,571          22,369
Acquisition of businesses, net of cash acquired                                   (26,114)         (8,687)        (36,208)
Purchase of property and equipment, net                                           (16,347)        (18,571)        (13,860)
                                                                           -----------------------------------------------------
Net cash used in investing activities                                            (126,426)       (128,304)       (142,723)
                                                                           -----------------------------------------------------

Cash flows from financing activities
Proceeds from debt                                                                547,129         493,748         483,525
Repayment of debt                                                                (483,267)       (450,461)       (413,149)
Increase in deferred financing costs                                                 (557)              -             (91)
Payments to acquire treasury stock                                                     (4)              -               -
                                                                           ----------------------------------------------------
Net cash provided by financing activities                                          63,301          43,287          70,285
                                                                           ----------------------------------------------------
Net increase (decrease) in cash                                                    (1,963)          1,905            (156)

Cash at beginning of period                                                         2,549             644             800
                                                                           ----------------------------------------------------
Cash at end of period                                                          $      586      $    2,549       $     644
                                                                           ====================================================

Supplemental cash flow information:
   Cash paid (refunds recovered) for income taxes                              $      306      $     196        $     (10)
                                                                        =======================================================
   Cash paid for interest                                                      $   89,351      $  81,653        $  76,920
                                                                        =======================================================
See accompanying notes.

                    Scotsman Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                (Dollars in thousands, except per share amounts)
                           December 31, 2001 and 2000


1.  Organization and Basis of Presentation

Scotsman Holdings, Inc. was organized in November 1993 for the purpose of acquiring Williams Scotsman (Scotsman). The operations of Scotsman Holdings, Inc. and subsidiaries (the Company) consist of the leasing and sale of mobile offices, storage products, and their delivery and installation. Included in the operations of Scotsman are two wholly own subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997. Willscot is a guarantor of Scotsman's credit facility and acts as a full and unconditional, and joint and several subordinated guarantor of the 9.875% senior notes. The operations of Willscot are limited to the leasing of its mobile office units to Scotsman under a master lease.

Acquisition of Mckinney Mobile Modular

On February 1, 2001, the Company acquired the sales and leasing business of Mckinney Mobile Modular, a privately held California corporation (Mckinney) in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Mckinney was approximately $26.1 million, including the repayment of existing indebtedness of Mckinney. The purchase price paid was allocated to the identifiable assets acquired of $21.6 million with the excess of $5.5 million representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the assets acquired. The acquisition, which added over 1,600 units at a value of approximately $21.4 million, was financed with borrowings under the Company's amended credit facility.

Acquisition of Evergreen Mobile Company

On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation (Evergreen), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Evergreen was $36.2 million, including the repayment of existing indebtedness of Evergreen. The purchase price paid was allocated to the net identifiable assets acquired of $19.7 million with the excess of $16.5 million representing goodwill and other intangible assets. The purchase price allocation was based upon the

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


1.  Organization and Basis of Presentation (continued)

estimates of the fair value of the net assets acquired. The acquisition was financed with borrowings under the Company's amended credit facility.

New Accounting Pronouncements

Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS No. 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4.6 million, , ($0.74 per basic share and $0.70 per diluted share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The results of these tests are not expected to have a material effect on the earnings and financial position of the Company.

Impairment  or Disposal of  Long-Lived  Assets.  In August 2001,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("FAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt FAS No. 144 as of January 1, 2002 and does not anticipate it to have a material impact on the Company's financial position and results of operations.

2.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.  Summary of Significant Accounting Policies (continued)

 (a)   Use of Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)    Leasing Operations

       Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 2001. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

       Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

(c)    Deferred Financing Costs

       Costs of obtaining debt are amortized using the straight-line method over the term of the debt.

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

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.     Summary of Significant Accounting Policies (continued)

       Other identifiable intangibles acquired of $6,452 include assembled workforce, covenant not to compete and customer base which are being amortized on a straight line basis over periods of21 to 228 months. As of December 31, 2001 and 2000, accumulated amortization of goodwill and other intangible assets was $17,532 and $11,932, respectively. As discussed in Note 1, upon the adoption of FAS No. 142, the Company will cease amortization of goodwill.

       On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets would be reduced by the estimated shortfall of cash flows, on a discounted basis. Upon the adoption of FAS No. 142, as discussed above, the Company will modify their approach for reviewing for impairment.


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

(g)    Revenue Recognition

       The Company's revenue recognition policy is to recognize rental income ratably over the month on a daily basis. Billings for periods extending beyond the month end are recorded as deferred income. Sales revenue is recognized at the time the units are delivered and installed, with the exception of long-term construction-type sales contracts for which revenue is recognized under the percentage of completion method. Under this method, income is recognized based on the incurred costs to date compared to estimated total costs. All other revenue is recognized when related services have been performed.

(h)    Reclassifications

       Certain prior year amounts have been reclassified to conform to current year presentation.

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.     Summary of Significant Accounting Policies (continued)


 (i)   Earnings Per Share

       The following  table sets forth the  components  of the  weighted-average
       shares   outstanding  for  the  basic  and  diluted  earnings  per  share computations:

                                                                         December 31
                                                       2001                  2000                1999
                                              -----------------------------------------------------------
       Weighted-average shares-
         basic earnings per share                    6,196,623            6,196,674            6,196,674

       Effect of employee stock options                338,068              340,787              349,591
                                              -----------------------------------------------------------
       Weighted-average shares-
         diluted earnings per share                  6,534,691            6,537,461            6,546,265
                                              ============================================================

 (j)   Accounts Receivable

       The Company's accounts receivable consist of amounts due from customers throughout the United States and Canada. Collateral is generally not required. The Company provides an allowance for doubtful accounts receivable by a charge to operations in amounts equal to the estimated losses expected to be incurred in collection of the accounts. The estimated losses are based on historical collection experience and a review of the current status of the existing receivables. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectible.

3.  Property and Equipment

Property and equipment consist of the following:

                                                     December 31
                                                 2001            2000
                                         ---------------------------------

Land                                           $ 17,223       $ 13,089
Buildings and improvements                       28,162         28,464
Furniture and equipment                          59,755         47,106
                                         ---------------------------------
                                                105,140         88,659
Less accumulated depreciation                    31,358         23,893
                                         ---------------------------------
Net property and equipment                     $ 73,782       $ 64,766
                                         =================================

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Revolving Credit Facility and Long-Term Debt

Debt consists of the following:

                                                          December 31
                                                      2001            2000
                                              ---------------------------------

Borrowings under revolving credit facility         $  564,922      $  500,460
Term loan                                              58,050          58,650
9.875% senior notes                                   400,000         400,000
                                             ----------------------------------
                                                   $1,022,972      $  959,110
                                             ==================================

The loan agreement for the credit facility provides for a $600,000 (increased from $540,000 effective January 26, 2001) revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver, which is based upon a borrowing base calculation, was $32,258 at December 31, 2001. Interest was payable at a rate of either prime plus 0.75% or the Eurodollar rate plus 2.0%. The weighted average interest rates of the revolver under the credit agreement were 4.22% and 8.85% at December 31, 2001 and 2000, respectively. Principal payments due on the term loan are equal to 1% per year payable quarterly through March 31, 2002, with equal quarterly installments commencing June 30, 2002. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rates of the term loan under the credit agreement were 5.25% and 10.06% at December 31, 2001 and 2000, respectively.

Borrowings under the revolving credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that Holdings can pay the Company, the revolving credit facility loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage and fleet utilization levels. The Company was in compliance with such covenants during 2001.

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

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4.  Revolving Credit Facility and Long-Term Debt (continued)

The notes are general unsecured obligations of the Company and are subordinated in right of payment to all secured indebtedness. Additionally, the notes are guaranteed by Willscot, the Company's wholly owned subsidiary. Such guaranty is full and unconditional, and joint and several. The note agreement limits or restricts the Company's ability to incur additional indebtedness; make distributions of capital in an amount not to exceed 50% of accumulated earnings, dispose of property; incur liens on property; pay dividends to Holdings; and merge with or acquire other companies.

At December 31, 2001 and 2000, the fair value of debt was approximately $1,016,972 and $883,110, respectively, based on the quoted market price of the senior notes and the book value of the credit facility, which are adjustable rate notes.

Letter of credit obligations at December 31, 2001 were $2,820.

See Note 9 of Notes to the Consolidated Financial Statements, Subsequent Events, regarding financing activities after December 31, 2001.

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                                        December 31
                                                                                    2001            2000
                                                                                -----------------------------
Deferred tax liabilities:
   Cost basis in excess of tax basis of assets and accelerated tax depreciation:
        Rental equipment                                                          $243,222        $220,502
        Property and equipment                                                         818           1,074
       Other                                                                         2,626           2,631
                                                                                -----------------------------
           Total deferred tax liabilities                                          246,666         224,207
                                                                                -----------------------------
Deferred tax assets:
   Allowance for doubtful accounts                                                     467             390
   Rents billed in advance                                                          10,321          10,127
   Net operating loss carryovers                                                    85,849          80,196
   Alternative minimum tax credit carryovers                                         1,759           1,759
   Other                                                                             4,470           5,270
                                                                                -----------------------------
                                                                                   102,866          97,742
   Less:  valuation allowance                                                       (3,400)         (3,400)
                                                                                -----------------------------
         Total deferred tax assets                                                  99,466          94,342
                                                                                -----------------------------
Net deferred tax liabilities                                                      $147,200        $129,865
                                                                                =============================

At December 31, 2001, the Company had net operating loss carryovers available for federal income tax purposes of $215,197 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. The Company is in the process of implementing a strategy to effectively release these limitations. However, ultimately the results may not be known for some time. These net operating loss carryovers expire at various dates from 2003 to 2021. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations. An investment credit carryover of approximately $860 expired on December 31, 2000, and the Company recorded a charge to income tax expense accordingly.

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  Income Taxes (continued)

Income tax expense consists of the following:

                                                                       Years ended December 31
                                                                2001             2000              1999
                                                       -----------------------------------------------------

Current                                                       $   252          $   255           $   876
Deferred                                                       17,333           14,683            13,818
                                                       -----------------------------------------------------
                                                              $17,585          $14,938           $14,694
                                                       =====================================================

Federal                                                       $13,683          $12,626           $12,596
State                                                           2,489            2,312             2,098
Foreign                                                         1,413                -                 -
                                                       -----------------------------------------------------
                                                              $17,585          $14,938           $14,694
                                                       =====================================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                                       Years ended December 31
                                                                2001             2000              1999
                                                       -----------------------------------------------------

Income tax at statutory rate                                  $14,076          $10,857           $11,188
State income taxes, net of federal tax benefit                  1,618            1,503             1,144
Amortization of goodwill and other
    Intangible assets                                           1,776            1,702             1,838
Increase in valuation allowance                                     -                -                 -
Other                                                             115              876               524
                                                       -----------------------------------------------------
                                                              $17,585          $14,938           $14,694
                                                       =====================================================

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.  Commitments

The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 2001 approximate future minimum rental payments are as follows:

         2002                                               $    8,407
         2003                                                    6,692
         2004                                                    5,442
         2005                                                    4,439
         2006                                                    3,244
         Thereafter                                              3,541
                                                         ------------------
         Total minimum future lease payments                $   31,765
                                                         ==================
Rent expense was $11,490 in 2001, $9,839 in 2000, and $8,817 in 1999.

7.  Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lessor of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 2001). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $587 in 2001, $477 in 2000 and $395 in 1999. No contributions have been made by the Company under the profit-sharing feature.

The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2001, the total amount deferred under this plan, including earnings, was $1,370.

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  Employee Benefit Plans (continued)

The Company adopted a stock option plan for certain key employees of Scotsman. The plan was subsequently amended and restated in 1998 (the "Amended and Restated 1997 Employee Stock Option Plan"). Under the plan, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. Under this plan, 23,300 and 46,100 options were granted in 2001 and 2000, respectively. For those options in which both the grant date and the measurement date were known, the Company recognized compensation (income)/expense in the amount of ($278), $479, and $1,899 in 2001, 2000, and 1999, respectively.

Prior to the 1997 recapitalization, the Company had adopted a stock option plan for certain key employees ("1994 Employee Stock Option Plan"). The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. All options outstanding under this plan became fully vested in conjunction with the recapitalization.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 2001, 2000, and 1999: risk-free interest rate of 4.5%, 6.3%, and 5.6%, respectively; weighted average expected life of the options of 5 years; and no dividends.

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                     2001           2000            1999
                                 -------------------------------------------

Pro forma net income               $22,882        $15,446         $16,910
Pro forma earnings per share       $  3.69        $  2.49         $  2.73

                    Scotsman Holdings, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  Employee Benefit Plans (continued)

A summary of stock option activity and related information for the years ended December 31 follows. Amounts have been restated for the three-for-one stock split granted by Holdings in December 1997:

                                            2001                     2000                       1999
                                  -------------------------------------------------------------------------------
                                                Weighted                  Weighted                    Weighted
                                                 Average                   Average                     Average
                                                Exercise                  Exercise                    Exercise
                                    Options       Price       Options       Price       Options         Price
                                  -------------------------------------------------------------------------------

Beginning balance                  1,120,540       $23.56    1,107,840      $22.68     1,099,640        $22.12

Granted                               23,300        50.67       46,100       50.67        29,800         50.67
Canceled                                   -            -            -           -             -             -
Forfeited                            (18,700)      (38.45)     (33,400)     (31.77)      (21,600)       (32.07)
                                  -------------------------------------------------------------------------------
Ending balance                     1,125,140        23.87    1,120,540       23.56     1,107,840        $22.68

Exercisable at end of year           975,506        20.26      871,030       18.54       950,165        $19.94

Weighted average minimum value
   of options granted during
   year                                             $9.34                   $19.45                      $12.08

Exercise prices for options outstanding as of December 31, 2001 are detailed in the following table. The weighted-average remaining contractual life of those options is 5.38 years.


-------------------------------------------------------------------------------
                                                                  Weighted
                Shares Outstanding at  Shares Exercisable at       Average
Exercise Price    December 31, 2001      December 31, 2001        Remaining
                                                              Contractual Life
-------------------------------------------------------------------------------
   $ 4.59              73,200                 73,200              3.3 years
   $ 9.60             278,100                278,100              4.3 years
   $18.39             275,190                275,190              5.3 years
   $30.50             344,000                296,761              6.0 years
   $50.67             154,650                 52,255              7.9 years
-------------------------------------------------------------------------------

8. Contingencies

The Company is involved in various lawsuits and claims arising out of the normal course of its business. In addition, the Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under pending litigation and claims will not have a materially adverse effect on the financial position or operating results of the Company.

9. Subsequent Events

In February 2002, the Company issued $150,000 of additional 9.875% senior unsecured notes under its existing indenture. The additional notes, which are subject to all of the same terms and conditions as the $400,000 of previously issued notes, were issued at a price of 98.751%. Net proceeds from the issuance were used to permanently repay the outstanding balance of the term loan ($58,050 plus accrued interest) and to reduce outstanding borrowings under the revolver.

In March 2002, the Company entered into a new credit facility, the net proceeds from which were used to refinance its existing credit facility. The new loan agreement provides for a $460 million revolving credit facility and a $210 million term loan both maturing on December 31, 2006. The facility also provides for up to an additional $30 million in term or revolver commitments. Interest on borrowings under both the term and revolver is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.00%. Such rates may decrease based upon the Company achieving specified leverage ratio thresholds. Principal payments due on the term loan are equal to 1% per year payable quarterly beginning June 30, 2002, with the remaining balance due December 31, 2006.

Borrowings under the new credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that the Company can pay to Holdings, the new loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage, leverage and fleet utilization levels.

                         Report of Independent Auditors

Board of Directors
Williams Scotsman, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                        /s/ Ernst & Young LLP
Baltimore, Maryland
February 20, 2002, except for Note 11 for which the date is
March 26, 2002

                    Williams Scotsman, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                         December 31
                                                                                   2001              2000
                                                                            -----------------------------------
                                                                                       (In thousands)
Assets
Cash                                                                           $      584       $    2,546
Trade accounts receivable, net of allowance for doubtful accounts of
   $1,298 in 2001 and $983 in 2000                                                 74,336           53,916
Prepaid expenses and other current assets                                          25,628           20,685
Rental equipment, net of accumulated depreciation of $178,046 in 2001
   and $155,434 in 2000                                                           866,867          799,994
Property and equipment, net                                                        73,782           64,766
Deferred financing costs, net                                                      10,696           15,408
Goodwill and other intangible assets, net                                         172,057          172,218
Other assets                                                                       21,034           16,365
                                                                            -----------------------------------
                                                                               $1,244,984       $1,145,898
                                                                            ===================================
Liabilities and stockholder's deficit
Accounts payable and accrued expenses                                          $   50,287       $   54,735
Rents billed in advance                                                            25,796           24,757
Revolving credit facility                                                         564,922          500,460
Long-term debt                                                                    458,050          458,650
Deferred income taxes                                                             152,670          135,317
                                                                            -----------------------------------
         Total liabilities                                                      1,251,725        1,173,919
                                                                            -----------------------------------

Stockholder's deficit:
   Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     and outstanding 3,320,000 shares                                                  33               33
   Additional paid-in capital                                                     126,289          126,567
   Cumulative foreign currency translation adjustment                              (1,505)            (457)
   Retained deficit                                                              (131,558)        (154,164)
                                                                            -----------------------------------
Total stockholder's deficit                                                        (6,741)         (28,021)
                                                                            -----------------------------------
                                                                               $1,244,984       $1,145,898
                                                                            ===================================
See accompanying notes.

                    Williams Scotsman, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                              Year ended December 31
                                                                       2001            2000            1999
                                                              --------------------------------------------------
                                                                              (In thousands except
                                                                               per share amounts)
Revenues
Leasing                                                              $238,151        $220,547       $201,820
Sales:
   New units                                                           91,114          73,291         73,001
   Rental equipment                                                    22,212          21,571         22,369
Delivery and installation                                              97,342          79,097         71,245
Other                                                                  43,437          37,640         37,370
                                                              --------------------------------------------------
         Total revenues                                               492,256         432,146        405,805
                                                              --------------------------------------------------

Cost of sales and services
Leasing:
   Depreciation and amortization                                       41,761          36,720         34,553
   Other direct leasing costs                                          43,109          35,373         30,724
Sales:
   New units                                                           75,169          60,268         60,323
   Rental equipment                                                    16,886          16,305         17,236
Delivery and installation                                              78,339          59,670         52,359
Other                                                                   8,374           6,583          7,421
                                                              --------------------------------------------------
         Total costs of sales and services                            263,638         214,919        202,616
                                                              --------------------------------------------------
        Gross profit                                                  228,618         217,227        203,189
                                                              --------------------------------------------------

Selling, general and administrative expenses                           82,516          76,817         71,425
Other depreciation and amortization                                    18,845          17,474         15,866
Interest, including amortization of deferred financing
   costs of $5,269, $4,931 and $4,913                                  85,486          91,860         83,878
Non-cash charge for casualty loss                                       1,500              --             --
                                                              --------------------------------------------------
         Total operating expenses                                     188,347         186,151        171,169
                                                              --------------------------------------------------


         Income before income taxes                                    40,271          31,076         32,020
Income tax expense                                                     17,605          14,957         14,713
                                                              --------------------------------------------------
         Net income                                                  $ 22,666        $ 16,119       $ 17,307
                                                              ==================================================

Earnings per common share                                            $   6.83        $   4.86       $   5.21
                                                              ==================================================

See accompanying notes.

                    Williams Scotsman, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholder's Deficit

                                                                                                 Cumulative
                                                                                                  Foreign
                                                               Additional                         Currency
                                           Common Stock          Paid-in        Retained        Translation
                                         Shares     Amount       Capital        Deficit          Adjustment          Total
                                      -------------------------------------------------------------------------------------------
                                                              (In thousands)

Balance at December 31, 1998              3,320       $33        $124,189      $(187,480)        $     -            $(63,258)
Appreciation in value of stock options        -         -           1,899              -               -               1,899
Dividends to parent--$.02 per share           -         -               -            (55)              -                 (55)
Net income                                    -         -               -         17,307               -              17,307
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1999              3,320        33         126,088       (170,228)              -             (44,107)
Appreciation in value of stock options        -         -             479              -               -                 479
Dividends to parent--$.02 per share           -         -               -            (55)              -                 (55)
Foreign currency translation
   adjustment                                 -         -               -              -            (457)               (457)
Net income                                    -         -               -         16,119               -              16,119
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 2000              3,320        33         126,567       (154,164)           (457)            (28,021)
Decrease in value of stock options            -         -            (278)             -               -                (278)
Dividends to parent--$.02 per share           -         -               -            (60)              -                 (60)
Foreign currency translation
   adjustment                                 -         -               -              -          (1,048)             (1,048)
Net income                                    -         -               -         22,666               -              22,666
                                      -------------------------------------------------------------------------------------------

Balance at December 31, 2001              3,320       $33        $126,289      $(131,558)        $(1,505)           $ (6,741)
                                      ===========================================================================================


See accompanying notes.

                    Williams Scotsman, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                       Year ended December 31
                                                                            2001                2000                1999
                                                                     ------------------------------------------------------------
                                                                                           (In thousands)
Cash flows from operating activities
Net income                                                                $  22,666          $  16,119           $  17,307
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                           65,875             59,125              55,332
     Provision for bad debts                                                  4,204              3,697               2,254
     Deferred income tax expense                                             17,353             14,703              13,837
     Non-cash option compensation (income)/expense                             (278)               479               1,899
     Gain on sale of rental equipment                                        (5,326)            (5,266)             (5,133)
     Increase in net trade accounts receivable                              (24,624)              (337)            (16,556)
     (Decrease)/increase in accounts payable and accrued expenses,
       including reserve for casualty loss                                   (5,452)             1,578               9,249
     Other                                                                  (13,199)            (3,121)             (5,851)
                                                                     ------------------------------------------------------------
Net cash provided by operating activities                                    61,219             86,977              72,338
                                                                     ------------------------------------------------------------

Cash flows from investing activities
Rental equipment additions                                                 (106,177)          (122,617)           (115,024)
Proceeds from sales of rental equipment                                      22,212             21,571              22,369
Acquisition of businesses, net of cash acquired                             (26,114)            (8,687)            (36,208)
Purchase of property and equipment, net                                     (16,347)           (18,571)            (13,860)
                                                                     ------------------------------------------------------------
Net cash used in investing activities                                      (126,426)          (128,304)           (142,723)
                                                                     ------------------------------------------------------------

Cash flows from financing activities
Proceeds from debt                                                          547,129            493,748             483,525
Repayment of debt                                                          (483,267)          (450,461)           (413,149)
Increase in deferred financing costs                                           (557)                 -                 (91)
Cash dividends paid                                                             (60)               (55)                (55)
                                                                     ------------------------------------------------------------
Net cash provided by financing activities                                    63,245             43,232              70,230
                                                                     -----------------------------------------------------------
Net (decrease) increase in cash                                              (1,962)             1,905                (155)

Cash at beginning of period                                                   2,546                641                 796
                                                                     ------------------------------------------------------------
Cash at end of period                                                     $     584          $   2,546           $     641
                                                                     ============================================================

Supplemental cash flow information:
   Cash paid (refunds received) for income taxes                          $     306          $     196           $     (10)
                                                                     ============================================================
   Cash paid for interest                                                 $  89,351          $  81,653           $  76,920
                                                                     ============================================================
See accompanying notes.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                (Dollars in thousands, except per share amounts)
                           December 31, 2001 and 2000


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

Acquisition of Mckinney Mobile Modular

On February 1, 2001, the Company acquired the sales and leasing business of Mckinney Mobile Modular, a privately held California corporation (Mckinney) in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Mckinney was approximately $26.1 million, including the repayment of existing indebtedness of Mckinney. The purchase price paid was allocated to the identifiable assets acquired of $21.6 million with the excess of $5.5 million representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the assets acquired. The acquisition, which added over 1,600 units at a value of approximately $21.4 million, was financed with borrowings under the Company's amended credit facility.

Acquisition of Evergreen Mobile Company

On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation (Evergreen), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Evergreen was $36.2 million, including the repayment of existing indebtedness of Evergreen. The purchase price paid was allocated to the net identifiable assets acquired of $19.7 million with the excess of $16.5 million representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the net assets acquired. The acquisition was financed with borrowings under the Company's amended credit facility.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.  Organization and Basis of Presentation (continued)

New Accounting Pronouncements

Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS No. 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4.6 million, ($1.39 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The results of these tests are not expected to have a material effect on the earnings and financial position of the Company.

Impairment  or Disposal of  Long-Lived  Assets.  In August 2001,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("FAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt FAS No. 144 as of January 1, 2002 and does not anticipate it to have a material impact on the Company's financial position and results or operations.


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

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

(b)    Leasing Operations

       Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 2001. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

       Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

(c)    Deferred Financing Costs

       Costs of obtaining debt are amortized using the straight-line method over the term of the debt.

(d)    Property and Equipment

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

(e)    Goodwill and Other Intangible Assets

       The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight-line basis over 20 to 40 years. Other identifiable intangibles acquired of $6,452 include assembled workforce, covenant not to compete and customer base which are being amortized on a straight line basis over periods of 21 to 228 months. As of December 31, 2001 and 2000, accumulated amortization of goodwill and other intangible assets was $17,532 and $11,932, respectively. As discussed in Note 1, upon the adoption of FAS No. 142, the Company will cease amortization of goodwill.

       On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets would be reduced by the estimated shortfall of cash flows, on a discounted basis. Upon the adoption of FAS No. 142, as discussed above, the Company will modify their approach for reviewing for impairment.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

(g)    Earnings Per Share

       Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 2001, 2000 and 1999.

(h)    Revenue Recognition

       The Company's revenue recognition policy is to recognize rental income ratably over the month on a daily basis. Billings for periods extending beyond the month end are recorded as deferred income. Sales revenue is recognized at the time the units are delivered and installed, with the exception of long-term construction-type sales contracts for which revenue is recognized under the percentage of completion method. Under this method, income is recognized based on the incurred costs to date compared to estimated total costs. All other revenue is recognized when related services have been performed.

(i)    Accounts Receivable

       The Company's accounts receivable consist of amounts due from customers throughout the United States and Canada. Collateral is generally not required. The Company provides an allowance for doubtful accounts receivable by a charge to operations in amounts equal to the estimated losses expected to be incurred in collection of the accounts. The estimated losses are based on historical collection experience and a review of the current status of the existing receivables. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectible.

(j)    Reclassifications

       Certain prior year amounts have been reclassified to conform to current year presentation.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


3.  Property and Equipment

Property and equipment consist of the following:

                                                     December 31
                                                2001             2000
                                         -----------------------------------

Land                                            $17,223          $13,089
Buildings and improvements                       28,162           28,464
Furniture and equipment                          59,755           47,106
                                         -----------------------------------
                                                105,140           88,659
Less accumulated depreciation                    31,358           23,893
                                         -----------------------------------
Net property and equipment                      $73,782          $64,766
                                         ===================================


4.  Revolving Credit Facility and Long-Term Debt

Debt consists of the following:
                                                       December 31
                                                 2001             2000
                                           ----------------------------------

Borrowings under revolving credit facility    $564,922          $500,460
Term loan                                       58,050            58,650
9.875% senior notes                            400,000           400,000
                                           ----------------------------------
                                            $1,022,972          $959,110
                                           ==================================

The loan agreement for the credit facility provides for a $600,000 (increased from $540,000 effective January 26, 2001) revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver, which is based upon a borrowing base calculation, was $32,258 at December 31, 2001. Interest was payable at a rate of either prime plus 0.75% or the Eurodollar rate plus 2.0%. The weighted average interest rates of the revolver under the credit agreement were 4.22% and 8.85% at December 31, 2001 and 2000, respectively. Principal payments due on the term loan are equal to 1% per year payable quarterly through March 31, 2002, with equal quarterly installments commencing June 30, 2002. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rates of the term loan under the credit agreement were 5.25% and 10.06% at December 31, 2001 and 2000, respectively.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


4.  Revolving Credit Facility and Long-Term Debt (continued)

Borrowings under the revolving credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that the Company can pay to Holdings, the revolving credit facility loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage and fleet utilization levels. The Company was in compliance with such covenants during 2001.

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

The notes are general unsecured obligations of the Company and are subordinated in right of payment to all secured indebtedness. Additionally, the notes are guaranteed by Willscot, the Company's wholly owned subsidiary. Such guaranty is full and unconditional, and joint and several. The note agreement limits or restricts the Company's ability to incur additional indebtedness; make distributions of capital in an amount not to exceed 50% of accumulated earnings, dispose of property; incur liens on property; pay dividends to Holdings; and merge with or acquire other companies.

At December 31, 2001 and 2000, the fair value of debt was approximately $1,016,972 and $883,110, respectively, based on the quoted market price of the senior notes and the book value of the credit facility, which are adjustable rate notes.

Letter of credit obligations at December 31, 2001 were $2,820.

See Note 11 of Notes to the Consolidated Financial Statements, Subsequent Events, regarding financing activities after December 31, 2001.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


5.  Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                                       December 31
                                                                                   2001           2000
                                                                                --------------------------
Deferred tax liabilities:
   Cost basis in excess of tax basis of assets and accelerated tax depreciation:
        Rental equipment                                                        $243,222        $220,502
        Property and equipment                                                       818           1,074
        Other                                                                      2,626           2,631
                                                                                --------------------------
           Total deferred tax liabilities                                        246,666         224,207
                                                                                --------------------------
Deferred tax assets:
   Allowance for doubtful accounts                                                   467             390
   Rents billed in advance                                                        10,321          10,127
   Net operating loss carryovers                                                  80,379          74,743
   Alternative minimum tax credit carryovers                                       1,759           1,759
   Other                                                                           4,470           5,271
                                                                                --------------------------
                                                                                  97,396          92,290
   Less:  valuation allowance                                                     (3,400)         (3,400)
                                                                                --------------------------
         Total deferred tax assets                                                93,996          88,890
                                                                                --------------------------
Net deferred tax liabilities                                                    $152,670        $135,317
                                                                                ==========================

At December 31, 2001, the Company had net operating loss carryovers available for federal income tax purposes of $199,562 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. The Company is in the process of implementing a strategy to effectively release these limitations. However, ultimately the results may not be known for some time. These net operating loss carryovers expire at various dates from 2003 to 2021. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations. An investment credit carryover of approximately $860 expired on December 31, 2000, and the Company recorded a charge to income tax expense accordingly.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


5.  Income Taxes (continued)

Income tax expense consists of the following:

                                                                         Years ended December 31
                                                                     2001          2000          1999
                                                                -------------------------------------------

Current                                                              $   252       $   254      $   876
Deferred                                                              17,353        14,703       13,837
                                                                -------------------------------------------
                                                                     $17,605       $14,957      $14,713
                                                                ===========================================

Federal                                                              $13,703       $12,644      $12,615
State                                                                  2,489         2,313        2,098
Foreign                                                                1,413             -            -
                                                                -------------------------------------------
                                                                     $17,605       $14,957      $14,713
                                                                ===========================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                                         Years ended December 31
                                                                     2001          2000          1999
                                                                -------------------------------------------

Income tax at statutory rate                                         $14,096       $10,876      $11,207
State income taxes, net of federal tax benefit                         1,618         1,503        1,144
Amortization of goodwill and other intangible assets                   1,776         1,702        1,838
Other                                                                    115           876          524
                                                                -------------------------------------------
                                                                     $17,605       $14,957      $14,713
                                                                ===========================================

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


6.  Commitments

The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 2001 approximate future minimum rental payments are as follows:


         2002                                                        $ 8,407
         2003                                                          6,692
         2004                                                          5,442
         2005                                                          4,439
         2006                                                          3,244
         Thereafter                                                    3,541
                                                                       -----

         Total minimum future lease payments                         $31,765
                                                                     =======

Rent expense was $11,490 in 2001, $9,839 in 2000, and $8,817 in 1999.


7.  Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 2001). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $587 in 2001, $477 in 2000, and $395 in 1999. No contributions have been made by the Company under the profit-sharing feature.

The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


7.  Employee Benefit Plans (continued)

investment vehicles of the employee's choice. As of December 31, 2001, the total amount deferred under this plan, including earnings, was $1,370.

Holdings adopted a stock option plan for certain key employees of the Company. The plan was subsequently amended and restated in 1998 (the "Amended and Restated 1997 Employee Stock Option Plan"). Under the plan, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods. All options expire 10 years from the date of grant. The Company is accounting for the options using variable plan accounting. Under this plan, 23,300 and 46,100 options were granted in 2001 and 2000, respectively. For those options in which both the grant date and the measurement date were known, the Company recognized compensation (income)/expense in the amount of ($278), $479 and $1,899 in 2001, 2000, and 1999, respectively.

Prior to the 1997 recapitalization, the Company had adopted a stock option plan for certain key employees ("1994 Employee Stock Option Plan"). The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. All options outstanding under this plan became fully vested in conjunction with the recapitalization.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 2001, 2000 and 1999: risk-free interest rate of 4.5%, 6.3%, and 5.6%, respectively; weighted average expected life of the options of 5 years; and no dividends.

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                   2001               2000               1999
                             --------------------------------------------------
Pro forma net income             $22,919            $15,482            $16,946
Pro forma earnings per share     $  6.90            $  4.66            $  5.10

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


7.  Employee Benefit Plans (continued)

A summary of stock option activity and related information for the years ended December 31 follows. Amounts have been restated for the three-for-one stock split granted by Holdings in December 1997:

                                            2001                      2000                       1999
                                   -------------------------------------------------------------------------------
                                                Weighted                  Weighted                    Weighted
                                                 Average                   Average                     Average
                                                Exercise                  Exercise                    Exercise
                                    Options       Price       Options       Price       Options         Price
                                   -------------------------------------------------------------------------------

Beginning balance                  1,120,540       $23.56    1,107,840      $22.68     1,099,640        $22.12

Granted                               23,300        50.67       46,100       50.67        29,800         50.67
Canceled                                   -            -            -           -             -             -
Forfeited                            (18,700)      (38.45)     (33,400)     (31.77)      (21,600)       (32.07)
                                   -------------------------------------------------------------------------------
Ending balance                      1,125,140       23.87    1,120,540       23.56     1,107,840        $22.68

Exercisable at end of year            975,506       20.26      871,030       18.54       950,165        $19.94

Weighted average minimum value
   of options granted during
   year                                            $ 9.34                   $19.45                      $12.08

Exercise prices for options outstanding as of December 31, 2001 are detailed in the following table. The weighted-average remaining contractual life of those options is 5.38 years.


-------------------------------------------------------------------------------
                                                                  Weighted
                Shares Outstanding at   Shares Exercisable at      Average
Exercise Price    December 31, 2001       December 31, 2001       Remaining
                                                              Contractual Life
-------------------------------------------------------------------------------
    $ 4.59             73,200                  73,200             3.3 years
    $ 9.60            278,100                 278,100             4.3 years
    $18.39            275,190                 275,190             5.3 years
    $30.50            344,000                 296,761             6.0 years
    $50.67            154,650                  52,255             7.9 years
-------------------------------------------------------------------------------

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

                                                                     As of December 31, 2001
                                                  -------------------------------------------------------------
                                                                  Guarantor
                                                     Parent      Subsidiary     Eliminations    Consolidated
                                                  -------------------------------------------------------------
Balance Sheet
 Assets:
    Rental equipment, at cost                       $  305,549     $  739,364    $       -        $1,044,913

    Less accumulated depreciation                       61,980        116,066                        178,046
                                                  ------------------------------------------------------------
    Net rental equipment                               243,569        623,298            -           866,867

    Property and equipment, net                         73,782                                        73,782
    Investment in Willscot                             629,747                    (629,747)                -
    Other assets                                       297,886          6,449            -           304,335
                                                  --------------------------------------------------------------
Total assets                                        $1,244,984     $  629,747    $(629,747)       $1,244,984
                                                  ==============================================================

 Liabilities:
     Accounts payable and accrued expenses          $   50,287     $        -    $       -        $   50,287
    Long-term debt and revolving credit facility     1,022,972                                     1,022,972
    Other liabilities                                  178,466                                       178,466
                                                  -------------------------------------------------------------
    Total liabilities                                1,251,725              -            -         1,251,725
                                                  -------------------------------------------------------------

 Equity (deficit):                                      (6,741)       629,747     (629,747)           (6,741)
                                                  -------------------------------------------------------------
Total liabilities and stockholder's equity          $1,244,984     $  629,747    $(629,747)       $1,244,984
(deficit)                                         =============================================================


                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


8.  Supplemental Condensed Consolidating Financial Information (continued)

                                                                  As of December 31, 2000
                                                 ----------------------------------------------------------
                                                                  Guarantor
                                                      Parent     Subsidiary   Eliminations    Consolidated
                                                 -----------------------------------------------------------
Balance Sheet
 Assets:
    Rental equipment, at cost                      $  263,768   $  691,660     $       -      $  955,428

    Less accumulated depreciation                      57,390       98,044                       155,434
                                                 ----------------------------------------------------------
    Net rental equipment                              206,378      593,616             -         799,994

    Property and equipment, net                        64,766                                     64,766
    Investment in Willscot                            597,673                   (597,673)              -
    Other assets                                      277,081        4,057             -         281,138
                                                 ------------------------------------------------------------
Total assets                                       $1,145,898   $  597,673     $(597,673)     $1,145,898
                                                 ============================================================

 Liabilities:
    Accounts payable and accrued expenses          $   54,735   $        -     $       -      $   54,735
    Long-term   debt   and   revolving   credit
    facility                                          959,110                                    959,110
    Other liabilities                                 160,074                                    160,074
                                                 -----------------------------------------------------------
    Total liabilities                               1,173,919            -             -       1,173,919
                                                 -----------------------------------------------------------

 Equity (deficit):                                    (28,021)     597,673      (597,673)        (28,021)
                                                 ----------------------------------------------------------
Total liabilities and stockholder's equity         $1,145,898   $  597,673     $(597,673)     $1,145,898
(deficit):                                       ==========================================================




                                                            For the Year Ended December 31, 2001
                                                 ---------------------------------------------------------
                                                                Guarantor
                                                    Parent     Subsidiary    Eliminations     Consolidated
                                                 ---------------------------------------------------------
Results of Operations
Total revenues                                     $  431,703   $   73,698     $ (13,145)     $  492,256


Gross profit                                          180,637       47,981             -         228,618

Other expenses                                        153,511       47,981       (13,145)        188,347

Net income                                         $   22,666   $        -     $       -      $   22,666



                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


8.  Supplemental Condensed Consolidating Financial Information (continued)

                                                          For the Year Ended December 31, 2000
                                               -----------------------------------------------------------
                                                               Guarantor
                                                   Parent      Subsidiary    Eliminations   Consolidated
                                               -----------------------------------------------------------
              Results of Operations
    Total revenues                                 $381,430     $ 66,190     $ (15,474)       $432,146


    Gross profit                                    173,751       43,476             -         217,227

    Other expenses                                  158,149       43,476       (15,474)        186,151

    Net income                                     $ 16,119     $      -     $       -        $ 16,119


                                                         For the Year Ended December 31, 1999
                                               -----------------------------------------------------------
                                                              Guarantor
                                                  Parent      Subsidiary    Eliminations    Consolidated
                                               -----------------------------------------------------------
              Results of Operations
    Total revenues                                 $362,123     $ 60,476     $ (16,794)       $405,805

    Gross profit                                    162,788       40,401             -         203,189

    Other expenses                                  147,562       40,401       (16,794)        171,169

    Net income                                     $ 17,307     $      -     $       -        $ 17,307


                                                           For the Year Ended December 31, 2001
                                               ------------------------------------------------------------
                                                              Guarantor
                                                  Parent      Subsidiary    Eliminations     Consolidated
                                               ------------------------------------------------------------
                   Cash Flows
    Cash provided by operating activities          $ 39,674     $ 21,545     $       -        $ 61,219


    Cash used in investing activities               (71,027)     (55,399)            -        (126,426)

    Cash (used in) provided by financing
          Activities                                 28,494       34,751             -          63,245
                                               ------------------------------------------------------------

    Net change in cash                               (2,859)         897             -          (1,962)
    Cash at beginning of period                       2,546            -             -           2,546
                                               ------------------------------------------------------------

     (Overdraft)/cash at end of period             $   (313)    $    897     $       -       $     584
                                               ============================================================

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


8.  Supplemental Condensed Consolidating Financial Information (continued)

                                                          For the Year Ended December 31, 2000
                                                ---------------------------------------------------------
                                                               Guarantor
                                                    Parent      Subsidiary    Eliminations   Consolidated
                                               -----------------------------------------------------------
                   Cash Flows
    Cash provided by operating activities          $ 65,403     $ 21,574     $        -       $  86,977

    Cash used in investing activities               (56,446)     (71,858)             -        (128,304)

    Cash (used in) provided by financing
          Activities                                 (7,052)      50,284              -          43,232
                                               -----------------------------------------------------------

    Net change in cash                                1,905            -              -           1,905
    Cash at beginning of period                         641            -              -             641
                                               -----------------------------------------------------------

    Cash at end of period                          $  2,546     $      -     $        -       $   2,546
                                               ============================================================


                                                           For the Year Ended December 31, 1999
                                               ------------------------------------------------------------
                                                              Guarantor
                                                  Parent      Subsidiary    Eliminations     Consolidated
                                               ------------------------------------------------------------
                   Cash Flows
    Cash provided by operating activities          $ 50,291     $ 22,047     $        -       $  72,338


    Cash used in investing activities               (61,417)     (81,306)             -        (142,723)

    Cash provided by financing activities            10,971       59,259              -          70,230
                                               ------------------------------------------------------------

    Net change in cash                                 (155)           -              -            (155)
    Cash at beginning of period                         796            -              -             796
                                               ------------------------------------------------------------

    Cash at end of period                          $    641     $      -     $        -       $     641
                                               =============================================================

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


9. Related Party Transactions

During 2001, 2000 and 1999, the Company paid dividends of $60, $55, and $55, respectively, to Holdings primarily to fund normal operating expenses.


10. Contingencies

The Company is involved in various lawsuits and claims arising out of the normal course of its business. In addition, the Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under pending litigation and claims will not have a materially adverse effect on the financial position or operating results of the Company.

11. Subsequent Events

In February 2002, the Company issued $150,000 of additional 9.875% senior unsecured notes under its existing indenture. The additional notes, which are subject to all of the same terms and conditions as the $400,000 of previously issued notes, were issued at a price of 98.751%. Net proceeds from the issuance were used to permanently repay the outstanding balance of the term loan ($58,050 plus accrued interest) and to reduce outstanding borrowings under the revolver.

In March 2002, the Company entered into a new credit facility, the net proceeds from which were used to refinance its existing credit facility. The new loan agreement provides for a $460 million revolving credit facility and a $210 million term loan both maturing on December 31, 2006. The facility also provides for up to an additional $30 million in term or revolver commitments. Interest on borrowings under both the term and revolver is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.00%. Such rates may decrease based upon the Company achieving specified leverage ratio thresholds. Principal payments due on the term loan are equal to 1% per year payable quarterly beginning June 30, 2002, with the remaining balance due December 31, 2006.

Borrowings under the new credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that the Company can pay to Holdings, the new loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage, leverage and fleet utilization levels.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Officers

         Our directors and executive officers are as follows:

Name                Age                    Position
----                ---                    --------
Barry P.  Gossett   61  Director and Chairman Emeritus of the Board
Gerard E. Holthaus  52  President and Chief Executive Officer; Director and
                        Chairman of the Board
James N. Alexander  42  Director
Michael F. Finley   40  Director
Steven B. Gruber    44  Director
Brian Kwait         40  Director
David P. Spalding   47  Director
Joseph F. Donegan   51  Executive Vice President - U.S. Field Operations
J. Collier Beall    54  Senior Vice President and Southern Region Vice President
Gerard E. Keefe     45  Senior Vice President and Chief Financial Officer
William C. LeBuhn   39  Senior Vice President - Marketing and Human Resources
Dean T. Fisher      55  Vice President - Operations
William G. Gessner  43  Vice President - Information Services
John B. Ross        53  Vice President and General Counsel
---------------

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

     Barry P. Gossett is Chairman Emeritus of the Board. He is currently a partner in Pascal Turner Partners, a real estate investment firm. He formerly served as Chairman of the Board from October 1995 to April 1999 and Chief Executive Officer of the Company from October 1995 to April 1997. Prior to this, he served as President and Chief Executive Officer of the Company from 1990 to October 1995. Mr. Gossett has been a director and employee of the Company or its predecessor for over thirty years. Before joining the Company, Mr. Gossett was a partner at Buchanan and Company, a Washington, D.C. accounting firm. Mr. Gossett was one of the founders of the Modular Building Institute, an industry trade group which represents member companies. Mr. Gossett also serves on the Board of Directors of Nanofab Inc., DeCorp Inc. and several charitable and educational institutions.

         Gerard E. Holthaus was elected Chairman of the Board in April 1999 and has been President and Chief Executive Officer of the Company since April 1997. He has been with the Company since June 1994, and served as President and Chief Operating Officer from October 1995 to April 1997 and was Executive Vice President and Chief Financial Officer prior thereto. He has served as a director since June 1994. Before joining the Company, Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst & Young (Baltimore), where he served as a partner from 1982 to 1988. He also serves on the Board of Directors of Grove Worldwide, LLC and The Baltimore Life Companies.

     James N. Alexander was elected as a director of the Company in May 1997. Mr. Alexander has been Chief Financial Officer of Keystone since January 2000 and a Vice President of Keystone since August 1995. He has been a Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999. Prior to joining Keystone, he worked at Goldman, Sachs & Co. where he was a Vice President in the Fixed Income Division from August 1993 to July 1995. Mr. Alexander is also a director for FEP Capital Holdings, L.P., Oak Hill Strategic Partners, L.P., 230 Park Investors, L.L.C. and 237 Park Investors, L. L. C.

     Michael F. Finley was elected as a director of the Company in May 1997. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

     Steven B. Gruber was elected as a director of the Company in February 2002. From February 1999 to present, Mr. Gruber has been a Managing Partner of Oak Hill Capital Management, Inc., the manager of Oak Hill Capital Partners, L.P. From March 1992 to present he has been a Managing Director of Oak Hill Partners, Inc. From February 1994 to present, Mr. Gruber has also been an officer of Insurance Partners Advisors, L.P., an investment advisor to Insurance Partners, L.P. From October 1992 to present, he has been a Vice President of Keystone, Inc. Mr. Gruber is also a director of American Skiing Company, Travel Centers of America, Inc., SNTL Corporation and several private companies related to Keystone, Inc. and Oak Hill Capital Partners L.P.

     Brian Kwait was elected as a director of the Company in September 1998 and also served in that capacity from December 1993 through May 1997. Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997. Mr. Kwait is also a director of Velocita Corp. and IWO Holdings, Inc.

     David P. Spalding was elected as a director of the Company in May 1997. Mr. Spalding has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Spalding is also a director of AMTROL Inc., Frank's Nursery & Crafts, and Lear Corporation.

         Joseph F.  Donegan has been  Executive  Vice  President  of U.S.  Field
Operations of the Company since May 2001. He was Senior Vice President and Northern Division Manager of the Company since September 1996 and served as the Northeast Regional Manager prior thereto. Mr. Donegan's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel for the entire United States branch network. Mr. Donegan has over 20 years of experience within the industry. From 1991 through May 1994, Mr. Donegan held similar positions with Space Master Buildings, Kullman Industries and Bennett Mobile Offices.

         J. Collier Beall has been Senior Vice President and Southern Division Manager since September 1996 and was the Southeast Regional Manager prior to that. Mr. Beall's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel. Prior to joining the Company in 1977, Mr. Beall was a Regional Manager for Modular Sales and Leasing Company based in Georgia.

         Gerard E. Keefe has been Senior Vice President and Chief Financial Officer of the Company since April 1997. He formerly served as Vice President, Fleet and Finance with responsibilities including overall fleet management and purchasing, treasury functions, planning and budgeting from February 1995 to April 1997. Prior to joining the Company, Mr. Keefe was with The Ryland Group, a national homebuilder, from 1993 to 1995. From 1991 to 1993, he was a management consultant serving the manufacturing, distribution and financial services industries, and from 1977 to 1991, he was with Ernst & Young, (Baltimore), most recently as a Senior Manager.

         William C. LeBuhn has been Senior Vice President - Marketing and Human Resources of the Company since March 2002. He formerly served as Vice President
-  Marketing  and Human  Resources  from July 1999 to March  2002,  and was Vice
President of Human Resources from January 1994 to July 1999. While still involved in the Human Resource related programs, Mr. LeBuhn's primary responsibilities now include the overall strategic marketing plans. Prior to joining the Company, Mr. LeBuhn was HR Manager for Sherwin-Williams' Eastern
Division from 1992 to January 1994, Director of HR for Consolidated International Insurance Group, Inc. from 1988 to 1992, and HR Officer for Meridian Bancorp from 1984 to 1988.

         Dean T. Fisher joined our company as Vice President of Operations in October 2001. His operational responsibilities include credit, invoicing, document compliance, cash posting, collections and recovery. Prior to joining our company, Mr. Fisher was Senior Vice President, Division Head of Global Customer Services for VISA International, a major credit card company, from 1997 to 2001. From 1986 to 1997, he was with some of the predecessors to Bank of America as a Senior Vice President. From 1977 to 1986, he was with a predecessor company of Key Corp., a financial institution.

         William G. Gessner has been Vice President of Information Services of the Company since November 1998 with responsibilities including the overall management of the Company's business information systems and technology initiatives. He formerly served as Director of Information Services from July 1996 to November 1998. Prior to joining the Company, Mr. Gessner was Director of Corporate Information Systems at ARINC, Incorporated, an engineering services and telecommunications company in Annapolis, Maryland, from 1988 to 1996.

         John B. Ross has been Vice President and General Counsel for the Company since February 1995. Prior to joining the Company, Mr. Ross was Corporate Counsel for MNC Leasing Corporation from 1983 to 1991 and Special Assets Counsel for MNC Financial, Inc. from 1991 to 1993. Prior to joining MNC Leasing Corporation and during the period from 1993 to 1995, he was engaged in the private practice of law in both North Carolina and Maryland.

Item 11.

Executive Compensation

                           Summary Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued for the last three completed fiscal years of our five highest paid officers (the "Named Executive Officers") who received total compensation in excess of $100,000 during 2001.

                                                                                                    Long-Term
                                                                                                  Compensation
                                                                                                    Awards
                                                                             Annual             ---------------
                                                                          Compensation             Securities          All Other
                                                                          ------------             Underlying        Compensation
                                                          Year        Salary        Bonus          Options(1)            $ (2)
                                                          ----        ------        -----        --------------   -----------------
Gerard E. Holthaus
President and Chief Executive Officer ....................2001       $439,177     $139,500               --             $9,433
                                                          2000        413,600      103,500               --              9,433
                                                          1999        371,292      112,500               --              9,183

Joseph F. Donegan
Executive Vice President - U.S. Field Operations..........2001        305,245       45,000               --              5,375
                                                          2000        260,609       33,750            1,000              4,625
                                                          1999        247,387       36,000               --              4,149

J. Collier Beall
Senior Vice President and Southern Region V.P.............2001        275,074       40,500               --              2,616
                                                          2000        258,837       33,750               --              2,637
                                                          1999        244,432       36,000               --              2,270

Gerard E. Keefe
Senior Vice President and Chief Financial Officer.........2001        174,513       54,000               --              4,500
                                                          2000        159,675       40,500               --              4,125
                                                          1999        149,387       45,000               --              3,825

William C. LeBuhn
Senior Vice President-Marketing and Human Resources.......2001        144,073       43,200               --              1,938
                                                          2000        133,708       33,000            1,000                 --
                                                          1999        124,746       36,000               --                 --




(1) Represents options granted to purchase shares of Holdings pursuant to the 1997 Plan for options granted in 2000.

(2) Represents employer match under the 401(k) plan. In addition, amounts for Mr. Holthaus include a disability insurance premium of $4,058 in each of 2001, 2000 and 1999.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values




The following table contains information covering the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year.

                          Number of Securities
                         Underlying Unexercised         Value of Unexercised
                               Options at               In-the-Money Options
                           Fiscal Year End (1)         At Fiscal Year End ($)
Name                 Exercisable/Unexercisable (2)  Exercisable/Unexercisable(3)
-------------        -----------------------------  ----------------------------

Gerard E. Holthaus.....   273,013 / 21,478             $8,343,167 / $175,066

Joseph F. Donegan .....    100,875 / 7,975                3,036,840 / 71,665

J. Collier Beall.......    101,725 / 7,175                3,084,521 / 71,665

Gerard E. Keefe........     88,250 / 6,650                2,603,591 / 61,427

William C. LeBuhn......     92,650 / 6,350                2,923,655 / 61,427




(1)      No options were exercised by the Named Executive Officers during fiscal
         2001.
(2) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on us meeting certain financial targets over the same five periods. All other options became fully vested in conjunction with the Recapitalization.
(3)      Based on the estimated fair market value at December 31, 2001.

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

         In March 1995, a stock option plan was adopted for certain of our key employees. All options outstanding under this plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan

         In December 1997, a stock option plan was adopted for certain of our key employees, which was amended and restated in December 1998. Under the plan, up to 479,500 options to purchase Holdings' common stock may be granted. In 2001, 23,300 options were granted under this plan at an offer price of $50.67 per share. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the same five periods. All options expire 10 years from the date of grant.

401(k)/Defined Contribution Plan

         On May 1, 1993, we adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each of our employees is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 2001). All amounts deferred by a participant under the 401(k) Plan's salary reduction feature by a participant are fully vested.

         The 401(k) Plan has a "matching" contribution feature under which the we may contribute a percentage of the amount deferred by each participant who makes salary reduction deferrals to the 401(k) Plan, and is employed by us on the last day of the year. This percentage, if any, is determined by the Board of Directors at their discretion and is communicated to 401(k) Plan participants during the year for which the matching contribution will be made. Matching contributions made on behalf of a 401(k) Plan participant are subject to a deferred vesting schedule based on the number of years a participant has been employed by us. A participant becomes 20%, 40%, 60%, 80% and 100% vested in the matching contributions made to the 401(k) Plan on his or her behalf after completion of 1, 2, 3, 4 and 5 years of service with us, respectively.

         The 401(k) Plan also has a "profit sharing" feature, under which we may contribute, in our discretion, an additional amount which is allocated to the accounts of active participants who have been employed for 12 consecutive months by the Company, who have completed 1,000 hours of service during the Plan Year and who are employed on the last day of the year, based on such participants' compensation for the year. The vesting schedule for these contributions is identical to that for matching contributions.

         A participant's 401(k) Plan benefits generally are payable upon the participant's death, disability, retirement, or other termination of employment. Payments under the 401(k) Plan are made in a lump sum.

         In 2001, we made matching contributions to the 401(k) Plan participants in an aggregate amount of $586,507.

Deferred Compensation Plan for Executives

         During 1997, we adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2001, the total amount deferred under this Plan, including earnings, was $1,369,542.

Compensation Committee Interlocks and Insider Participation

     During 2001, the Compensation Committee was comprised of two outside directors: David P. Spalding and Daniel L. Doctoroff. Mr. Doctoroff, who was a managing partner of Oak Hill Capital Management, Inc. and a Vice President of Keystone, and a director of our company since May 1997, resigned from our board in December, 2001. Steven B. Gruber has replaced Mr. Doctoroff as a member of our Compensation Committee in 2002. No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) all persons owning of record or beneficially to the knowledge of the Company 5% or more of the issued and outstanding Common Stock, (ii) each director individually, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                                                                      Shares of
Name                                                                Common Stock              Percentage
----                                                                ------------              ----------
Cypress Merchant Banking Partners L.P.(1)(2)(3)
     c/o The Cypress Group L.L.C.
     65 East 55th Street
         New York, NY 10022........................................    2,431,523                39.24%

Cypress Offshore Partners L.P.(1)(2)(3)
     Bank of Bermuda (Cayman) Limited
     P.O. Box 513 G.T.
     Third Floor
     British American Tower
     George Town, Grand Cayman
     Cayman Islands, B.W.I.............................................  125,939                  2.03

Scotsman Partners, L.P.(2)(3)(4)
     201 Main Street
     Fort Worth, TX 76102  ............................................2,557,462                 41.27

Odyssey Investment Partners Fund, LP(3)(5)
     280 Park Avenue
     New York, NY 10017    ............................................  716,536                 11.56

James N. Alexander(6)      ............................................      ---                   ---
Michael F. Finley(7)       ............................................      ---                   ---
Steven B. Gruber(6)        ............................................      ---                   ---
Brian Kwait(8).........................................................      ---                   ---
David P. Spalding(7)...................................................      ---                   ---
Barry P. Gossett (3)(9)................................................  124,407                  2.01
Gerard E. Holthaus (10)(11)(12)........................................  311,113                  4.81
Joseph F. Donegan (10)(11)(12).........................................  104,475                  1.66
J. Collier Beall (10)(11)(12)..........................................  106,225                  1.69
Gerard E. Keefe (10)(11)(12)...........................................   89,750                  1.43
William C. LeBuhn (10)(11)(12).........................................   95,650                  1.52

All executive officers and directors as a group........................  910,145                 13.13

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

(12) Includes 273,013, 100,875, 101,725, 88,250, 92,650, and 733,538 shares held as options by Messrs. Holthaus, Donegan, Beall, Keefe and LeBuhn and all executive officers as a group, respectively, which are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

The Recapitalization

     Holdings, the Odyssey Investor Group, certain other existing stockholders of Holdings, certain partnerships affiliated with The Cypress Group L.L.C. and Scotsman Partners, L.P. are parties to a Recapitalization Agreement dated April 11, 1997 pursuant to which the Recapitalization occurred. See "Recapitalization".

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

Investor Stockholders Agreement

         On May 22, 1997, Holdings, certain partnerships affiliated with The Cypress Group, L.L.C. (the "Cypress Stockholders") and Scotsman Partners, L.P. (collectively, including their permitted transferees, the "Investor Stockholders") and the Odyssey Investor Group, Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders (together with their permitted transferees and the Investor Stockholders, the "Stockholders") entered into an investor stockholders agreement, which was subsequently amended on September 1, 1998 (the "Investor Stockholders Agreement").

         Under the terms of the Investor Stockholders Agreement, unless otherwise agreed to by the Investor Stockholders, the board of directors of Holdings (the "Board of Directors") will consist of nine directors: three persons nominated by the Cypress Stockholders, three persons nominated by Scotsman Partners, one person nominated by Odyssey Investment Group, the Chairman of the Board of Directors and the President of Holdings. Each of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to remove and replace any or all of their respective designees on the Board of Directors and each is entitled to remove the director or directors who are the Chairman of the Board and the President of Holdings in accordance with the provisions of the Investor Stockholders Agreement. If the Holdings Common Stock held by either the Cypress Stockholders or Scotsman Partners is reduced to an amount less than 20% of the outstanding Holdings Common Stock, but 5% or more of the outstanding Holdings Common Stock, the Cypress Stockholders or Scotsman Partners, as the case may be, will be entitled to designate one director. Each of the Cypress Stockholders or Scotsman Partners will lose the right to designate one director when the Cypress Stockholders or Scotsman Partners, as the case may be, no longer holds at least 5% of the outstanding Holdings Common Stock. From and after the date that Odyssey Investment Group owns less than 5% of the outstanding Holdings Common Stock, it will no longer be entitled to designate any director for election or removal. If any of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to designate a lesser number of directors pursuant to the Investor Stockholders Agreement, then they will vote their shares to cause the number of the entire Board of Directors to be reduced by the number of directors they are no longer entitled to designate.

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

Employment Arrangement

         During 2001, Mr. Gossett was engaged by the Company to assist with mergers and acquisitions, real estate project management, strategic initiatives and other general business services. As compensation for these services, Mr. Gossett received $120,000 for the year ended December 31, 2001. Mr. Gossett currently serves as Chairman Emeritus of the Company's Board of Directors.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      Financial Statements and Financial Statement Schedules
                  (1) and (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K filed in the fourth quarter of 2001.

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
              and Restated as of September 1, 1998, by and among Williams Scotsman, Inc., Scotsman Holdings, Inc.
              each of the financial institutions named therein, Bankers
              Trust Company, as issuing bank and BT Commercial
              Corporation, as agent. (Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K of Williams Scotsman, Inc.
              (Commission Act File No.: 33-68444) for the year ended
              December 31, 1998 (the Company's 1998 Form 10-K)).

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
              September 1, 1998, among Scotsman Partners, L.P.
              Cypress Merchant Banking Partners, L.P., Cypress Offshore
              Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett,
              BT Investment Partners, Inc. and certain other stockholders.
              (Incorporated by reference to Exhibit 10.3 of the Company's
              1998 Form 10-K.)

   10.4  --   Management Stockholders' and Optionholders' Agreement,
              dated as of September 14, 1998, among Scotsman Partners, L.P.,
              Cypress Merchant Banking Partners, L.P., Cypress Offshore
              Partners, L.P., and certain management stockholders of Holdings.
              (Incorporated by reference to Exhibit 10.4 of the Company's
              1998 Form 10-K.)

   10.5  --   Scotsman Holdings, Inc. Employee Stock Purchase Plan.
              (Incorporated by reference to Exhibit 10.8 of Registration
              Statement on Form S-1 of Scotsman Holdings, Inc.
              Commission File No.:33-68444).

   10.6  --   Scotsman Holdings, Inc. 1994 Employee Stock Option
              Plan. (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended
              December 31, 1994).

   10.7  --   Scotsman Holdings, Inc. Amended and Restated 1997 Employee
              Stock Option Plan. (Incorporated by reference to Exhibit 10.7 of the Company's 1998 Form 10-K.)

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
              and Space Master International, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
                             WILLIAMS SCOTSMAN, INC.

                                            By: /s/ Gerard E. Keefe
                                                ------------------------
                                                Gerard E. Keefe
                                                Senior Vice President and
                                                Chief Financial Officer
Dated:  March 29, 2002

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

         Name               Capacity                            Date
         ----               --------                            ----

/s/ Gerard E. Holthaus      Chairman, President, Chief          March 29, 2002
-------------------------
Gerard E. Holthaus          Executive Officer and Director

/s/ Gerard E. Keefe         Senior Vice President and           March 29, 2002
-------------------------
Gerard E. Keefe             Chief Financial Officer

/s/ Glenn A. Schultz        Controller                          March 29, 2002
-------------------------
Glenn A. Schultz

/s/ Barry P. Gossett        Chairman Emeritus of the            March 29, 2002
-------------------------
Barry P. Gossett            Board

/s/ James N. Alexander      Director                            March 29, 2002
-------------------------
James N. Alexander

/s/ Michael F. Finley       Director                            March 29, 2002
-------------------------
Michael F. Finley

         Name               Capacity                            Date
         ----               --------                            ----

/s/ Steven B. Gruber        Director                            March 29, 2002
-----------------------
Steven B. Gruber

/s/ Brian Kwait             Director                            March 29, 2002
-----------------------
Brian Kwait

/s/ David P. Spalding       Director                            March 29, 2002
-----------------------
David P. Spalding

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

           Schedule I - Condensed Financial Information of Registrant


Condensed Balance Sheets                                                 December 31,
                                                              -----------------------------------
                                                                    2001             2000
                                                                    ----             ----
                                                                        (in thousands)

                  Assets
         Cash                                                  $        2       $        3
         Investment in subsidiary                                  (7,991)         (30,598)
         Deferred income taxes                                      5,472            5,452
                                                                  -------         --------
                                                               $   (2,517)      $  (25,143)
                                                                  =======         ========

Liabilities and Stockholders' Deficit
         Accrued expenses                                      $       13       $       12
                                                                  -------         --------

         Stockholders' deficit:
                  Common stock                                         95               95
                  Additional paid-in capital                      229,101          229,101
                  Retained earnings                                64,134           41,505
                                                                 --------         --------
                                                                  293,330          270,701
                  Treasury stock                                 (295,860)        (295,856)
                                                                  -------          -------
                                                                   (2,530)         (25,155)
                                                                    -----           ------
                                                               $   (2,517)      $  (25,143)
                                                                   ======           ======

Condensed Statements of Operations                                           Year Ended December 31,
                                                                   -----------------------------------------
                                                                       2001         2000          1999
                                                                       ----         ----          ----
                                                                               (In thousands)

         Revenue                                                   $    --        $    --       $    --

         Selling, general and administrative expenses                   57             55            55
         Interest                                                       --             --            --
                                                                    ------         ------        ------
                                                                        57             55            55
                                                                    ------         ------        ------

                  Loss before income taxes                             (57)           (55)          (55)
         Income tax benefit                                             20             19            19
                                                                    ------         ------        ------

                  Loss before equity in earnings of
                     subsidiaries and extraordinary item               (37)           (36)          (36)

         Equity in earnings of subsidiaries                         22,666         16,119        17,307
                                                                   -------        -------       -------
                  Net income                                       $22,629        $16,083       $17,271
                                                                   =======        =======       =======

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES



Statement of Cash Flows                                                     Year Ended December 31,
                                                                      ----------------------------------
                                                                        2001          2000         1999
                                                                        ----          ----         ----
                                                                                 (in thousands)
Cash flows from operating activities:
         Net income                                                  $22,629        $16,083      $17,271
         Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
               Deferred income tax benefit                               (20)           (20)         (19)
               Undistributed earnings of subsidiary                  (22,666)       (16,119)     (17,307)
               Other                                                      --              1           (1)
                                                                     -------        -------      -------

                   Net cash used in operating activities                 (57)           (55)         (56)
                                                                     -------        -------      -------

Cash flows from financing activities:
         Dividends received from subsidiary                               60             55           55
         Payments to acquire treasury stock                               (4)            --           --
                                                                     -------        -------      -------

                  Net cash provided by financing activities               56             55           55
                                                                     -------        -------      -------

                  Net (decrease) increase in cash                         (1)            --           (1)
         Cash at beginning of period                                       3              3            4
                                                                     -------        -------      -------
         Cash at end of period                                       $     2        $     3      $     3
                                                                     =======        =======      =======

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts



                                                                       Year ended December 31,
                                                              ------------------------------------------
                                                                2001              2000             1999
                                                                ----              ----             ----
                                                                            (In thousands)
Allowance for Doubtful Accounts:
     Balance at beginning of the period                         $  983           $1,058           $  839
     Provision charged to expense                                4,204            3,697            2,254
     Acquired allowance                                              -                -              115
     Accounts receivable written-off                            (3,889)          (3,772)          (2,150)
                                                                 -----            -----            -----

     Balance at end of the period                               $1,298           $  983           $1,058
                                                                 =====            =====            =====

                              EXHIBITS TO FORM 10-K
                             SCOTSMAN HOLDINGS, INC.
                                  EXHIBIT INDEX

                                                               Sequentially
                                                                 Numbered
Exhibit No.       Description of Document                           Page
-----------       -----------------------                      --------------

12.1 --           Statement regarding computation of ratios.        80

                                                                 Exhibit 12.1

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

                Computation of Ratio of Earnings to Fixed Charges




                                                                          Year Ended December 31
                                                      -------------------------------------------------------------
                                                         1997         1998        1999         2000          2001
                                                         ----         ----        ----         ----          ----
                                                                         (Dollars in thousands)
Earnings:
     Earnings from continuing
       operations before income taxes
       and extraordinary item                          $ 9,965      $12,456     $ 31,965     $ 31,021      $ 40,214
     Fixed charges from below                           44,900       67,346       86,817       95,140        89,316
                                                        ------       ------      -------      -------       -------
       Total earnings                                  $54,865      $79,802     $118,782     $126,161      $129,530
                                                        ------       ------      -------      -------       -------

Fixed Charges:
     Interest                                          $43,611      $65,110     $ 83,878     $ 91,860      $ 85,486
       Interest component of rent expense:
       Total rent expense                              $ 3,866      $ 6,708     $  8,817     $  9,839      $ 11,490
       Portion considered interest expense                 33%          33%          33%          33%           33%
                                                       -------      -------      -------       ------       -------
         Interest component                            $ 1,289      $ 2,236     $  2,939     $  3,280      $  3,830
                                                       -------      -------      -------      -------       -------
         Total fixed charges                           $44,900      $67,346     $ 86,817     $ 95,140      $ 89,316
                                                       -------      -------       ------       ------        ------

Earnings to Fixed Charges                                 1.2x         1.2x         1.4x         1.3x          1.5x
                                                          ====         ====         ====         ====          ====

                                       80