Form 10-Q
period 2002-03-31
SCOTSMAN HOLDINGS INC
filed 2002-05-15
CIK 923144

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of May 13, 2002, 6,194,799 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----

         Item 1.  Financial Statements


         Consolidated Balance Sheets at March 31, 2002                   1
         and December 31, 2001

         Consolidated Statements of Operations for the three             2
         months ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows for the three             3
         months ended March 31, 2002 and 2001

         Notes to Consolidated Financial Statements                      5


         Item 2.  Management's Discussion and Analysis of               10
                  Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                      14

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  March 31,
                                                                                    2002         December 31,
                                                                                 (Unaudited)         2001
                                                                                 -----------     ------------
Assets                                                                                  (In thousands)

Cash                                                                              $      379       $      586
Trade accounts receivable, net of allowance for
   doubtful accounts of $1,308 in 2002 and $1,298 in 2001                             68,008           74,336
Prepaid expenses and other current assets                                             28,602           25,628
Rental equipment, net of accumulated depreciation of
   $183,636 in 2002 and $178,046 in 2001                                             863,280          866,867
Property and equipment, net                                                           73,771           73,782
Deferred financing costs, net                                                         27,039           10,696
Goodwill                                                                             168,378          168,378
Other intangible assets, net                                                           3,459            3,679
Other assets                                                                          19,361           21,034
                                                                                  ----------       ----------
                                                                                  $1,252,277       $1,244,986
                                                                                  ==========       ==========
Liabilities and stockholders' equity (deficit)

Accounts payable and accrued expenses                                             $   53,186       $   50,297
Rents billed in advance                                                               24,521           25,796
Long-term debt                                                                     1,022,048        1,022,972
Deferred income taxes                                                                150,243          147,200
                                                                                  ----------       ----------

     Total liabilities                                                             1,249,998        1,246,265
                                                                                  ----------       ----------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
     shares; issued 9,507,407 shares in 2002 and 2001                                     95               95
   Additional paid-in capital                                                        233,926          233,926
   Cumulative foreign currency translation adjustment                                 (1,587)          (1,505)
   Retained earnings                                                                  65,783           62,065
                                                                                  ----------       ----------

                                                                                     298,217          294,581

   Less treasury stock, - 3,312,608 common shares in 2002 and
     3,310,808 common shares in 2001, at cost                                       (295,938)        (295,860)
                                                                                  ----------       ----------

         Net stockholders' equity (deficit)                                            2,279           (1,279)
                                                                                  ----------       ----------
                                                                                  $1,252,277       $1,244,986
                                                                                  ==========       ==========
See accompanying notes to consolidated financial statements.


                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)
                                                                                      2002             2001
                                                                                      ----             ----
                                                                                      (In thousands except
                                                                                  share and per share amounts)
Revenues
    Leasing                                                                       $   58,196       $   58,229
    Sales:
       New units                                                                      20,683           13,567
       Rental equipment                                                                4,661            5,139
    Delivery and installation                                                         26,609           19,163
    Other                                                                              9,718            9,268
                                                                                  ----------       ----------
                    Total revenue                                                    119,867          105,366
                                                                                  ----------       ----------

Cost of sales and services
    Leasing:
       Depreciation and amortization                                                  10,723           10,370
       Other direct leasing costs                                                     11,488            9,365
    Sales:
       New units                                                                      17,076           10,980
       Rental equipment                                                                3,725            3,971
    Delivery and installation                                                         22,006           15,336
    Other                                                                              2,061            1,553
                                                                                  ----------       ----------
                    Total costs of sales and services                                 67,079           51,575
                                                                                  ----------       ----------

                    Gross profit                                                      52,788           53,791
                                                                                  ----------       ----------

Selling, general and administrative expenses                                          21,521           21,484
Other depreciation and amortization                                                    3,334            4,506
Interest, including amortization of deferred
   financing costs                                                                    21,171           23,210
                                                                                  ----------       ----------

                    Total operating expenses                                          46,026           49,200
                                                                                  ----------       ----------

                    Income before income taxes                                         6,762            4,591
Income tax expense                                                                     3,044            2,067
                                                                                  ----------       ----------

                    Net Income                                                    $    3,718       $    2,524
                                                                                  ==========       ==========

Earnings per common share                                                         $     0.60       $     0.41
                                                                                  ==========       ==========
Earnings per common share, assuming dilution                                      $     0.57       $     0.39
                                                                                  ==========       ==========

Weighted average shares outstanding                                                6,196,359        6,196,623
                                                                                  ==========       ==========

See accompanying notes to consolidated financial statements.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                      2002             2001
                                                                                      ----             ----
                                                                                          (In thousands)

Cash flows from operating activities:
    Net income                                                                    $    3,718       $    2,524
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                          17,500           16,139
               Provision for bad debts                                                 1,206              837
               Deferred income tax expense                                             3,043            2,068
               Non-cash option compensation expense                                       --              125
               Gain on sale of rental equipment                                         (936)          (1,168)
               Decrease in net trade accounts receivable                               5,122              436
               Increase in accounts payable and
                  accrued expenses                                                     2,889            4,557
               Other                                                                  (3,305)            (369)
                                                                                  ----------       ----------

                    Net cash provided by operating activities                         29,237           25,149
                                                                                  ----------       ----------

Cash flows from investing activities:
    Rental equipment additions                                                       (11,635)         (29,949)
    Proceeds from sales of rental equipment                                            4,661            5,139
    Purchases of property and equipment, net                                          (1,681)          (4,169)
    Net assets of business acquired                                                       --          (26,114)
                                                                                  ----------       ----------

                    Net cash used in investing activities                             (8,655)         (55,093)
                                                                                  ----------       ----------


                                                                                                   (continued)



                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)




                                                                                      2002             2001
                                                                                      ----             ----
                                                                                          (In thousands)
Cash flows from financing activities:
    Proceeds from debt                                                            $  730,525       $  142,044
    Repayment of debt                                                               (731,508)        (113,477)
    Amortization of bond discount                                                         59               --
    Payments to acquire treasury stock                                                   (78)              --
    Increase in deferred financing costs                                             (19,787)            (254)
                                                                                  ----------       ----------

               Net cash provided by (used in) financing activities                   (20,789)          28,313
                                                                                  ----------       ----------

               Net decrease increase in cash                                            (207)          (1,631)

Cash at beginning of period                                                              586            2,549
                                                                                  ----------       ----------

Cash at end of period                                                             $      379       $      918
                                                                                  ==========       ==========

Supplemental cash flow information:
    Cash paid for income taxes                                                    $      276       $      185
                                                                                  ==========       ==========

    Cash paid for interest                                                        $    7,263       $   12,367
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

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                  (Dollars in thousands, except share amounts)


(1) ORGANIZATION AND BASIS OF PRESENTATION

       Scotsman Holdings, Inc. (Holdings or the Company) was organized in November, 1993 for the purpose of acquiring Williams Scotsman, Inc. (Scotsman). The Company conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on the Company's common stock, or cash interest to be paid on notes of the Company are dependent upon the cash flow of Scotsman.


(2) FINANCIAL STATEMENTS

       The financial information for the three months ended March 31, 2002 and 2001 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and its operating results and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results expected for the full year.

       Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.


(3) NEW ACCOUNTING PRONOUNCEMENT

       In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002. With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.

       The Company has adopted SFAS No. 145 effective January 1, 2002. As a result, the $1.9 million of deferred financing costs relating to the Company's former credit facility that was expensed during the first quarter of 2002 is included in interest expense.

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

       The Company has adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142 goodwill and certain identified intangibles with indefinite lives are no longer amortized, rather they are subject to annual impairment tests. The Company performed the first of these required tests during the quarter and determined that goodwill is not impaired. Prior to the adoption of this standard, goodwill was amortized on a straight line basis over 20 to 40 years. Amortization expense for the three months ended March 31, 2002 was $.2 million, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

                                   2002      $732
                                   2003       650
                                   2004       495
                                   2005       484
                                   2006       152

       Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. We have reclassified this asset to goodwill. The effect of the adoption of SFAS No.142 as of March 31, 2002 and December 31, 2001 is summarized in the following tables:

                              ------------ March 31, 2002 -----------      ---------- December 31, 2001-----------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------        -----      --------      ------------        -----
       Goodwill               $183,164        $ 15,215        $167,949     $183,164        $ 15,215        $167,949

       Intangible
         assets with
         indefinite
         lives as of
         January 1,
         2002
       ---------------------

           Assembled
             workforce        $    801        $    372        $    429     $    801        $    372        $    429



                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                              ------------ March 31, 2002 -----------      ---------- December 31, 2001-----------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------        -----      --------      ------------        -----
       Intangible
         assets with
         finite lives
         as  of   January
         1, 2002
       ---------------------

           Non-
            compete
            agreements          $3,128          $1,336          $1,792       $3,128          $1,142          $1,986
           Customer
             base                2,000             333           1,667        2,000             307           1,693
                                ------          ------          ------       ------          ------          ------
                                $5,128          $1,669          $3,459       $5,128          $1,449          $3,679
                                ======          ======          ======       ======          ======          ======

      As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the three months ended March 31, 2001.

                                                       Three Months Ended
                                                         March 31, 2001
                                                         (In thousands)
                                                       ------------------

       Reported net income                                   $2,524
       Add back:
           Goodwill amortization (net of tax)                 1,148
                                                             ------
       Adjusted net income                                   $3,672
                                                             ======

       Earnings per share:
           Reported net income                                $0.41
                                                             ======
           Adjusted net income                                $0.59
                                                             ======
       Earnings per share, assuming dilution:
           Reported net income                                $0.39
                                                             ======
           Adjusted net income                                $0.56
                                                             ======

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

(5) LONG-TERM DEBT

       In February 2002, Scotsman issued $150,000 of additional 9.875% senior notes under its existing indenture. The additional notes, which are subject to all of the same terms and conditions as the $400,000 of previously issued notes, were issued at a price of 98.751%. Net proceeds from the issuance were used to permanently repay the outstanding balance of the term loan ($58,050 plus accrued interest) and to reduce outstanding borrowings under the then existing revolving credit facility.

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

       Borrowings under the new credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that Scotsman can pay to Holdings, the new loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage, leverage and fleet utilization levels.


(6) EARNINGS PER SHARE

       Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

       The following  table sets forth the  components  of the  weighted-average
       shares   outstanding  for  the  basic  and  diluted  earnings  per  share computations:

                                                                                            March 31,
                                                                                      2002             2001
                                                                                      ----             ----

       Weighted-average shares - basic earnings per share                          6,196,359        6,196,674

       Effect of employee stock options                                              347,567          333,278
                                                                                  ----------       ----------

       Weighted-average shares - diluted earnings per share                        6,543,926        6,529,952
                                                                                  ==========       ==========


                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

(7)    COMPREHENSIVE INCOME

       Total comprehensive income was $3,636 and $1,983 for the three months ended March 31, 2002 and 2001, respectively, which includes net income and the change in the foreign currency translation adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

   Some of the statements in this Form 10-Q for the quarter ended March 31, 2002 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         In December 2001, the Securities and Exchange Commission (SEC) issued a statement regarding the selection and disclosure by public companies of critical accounting policies and practices. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

         Allowance for doubtful accounts. We are required to estimate the collectibility of our trade receivables. Accordingly, allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. We evaluate a variety of factors in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. The allowance for doubtful accounts is determined based on historical collection results in addition to an ongoing review of specific customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income.

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


Results of Operations

   Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001.

   Revenues in the quarter ended March 31, 2002 were $119.9 million; a $14.5 million or 13.8% increase from revenues of $105.4 million in the same period of 2001. The increase resulted from a $7.1 million or 52.5% increase in new unit sales revenue and a $7.4 million or 38.9% increase in delivery and installation revenue. The increases in sales of new units and delivery and installation revenue are primarily due to several large school projects. Leasing revenue was flat for the quarter as compared to the first quarter of 2001. Although our average lease fleet increased 4.1% to approximately 94,000 units at March 31, 2002, and our average monthly rental rate increased $3, these improvements were offset by an approximate 3% decrease in the average fleet utilization to 79%. The increase in the average monthly rental rate is primarily the result of changes in our fleet mix. The decrease in average fleet utilization is attributable to the continued softening economic and related business conditions.

   Gross profit for the quarter ended March 31, 2002 was $52.8 million, a $1.0 million or 1.9% decrease from the first quarter 2001 gross profit of $53.8 million. This decrease is primarily a result of a 6.5% decrease in leasing gross profit of $2.5 million, partially offset by a 39.4% or $1.0 million increase in new sale gross profit and a 20.3% or $.8 million increase in delivery and installation gross profit. The decrease in leasing gross profit is a result of a decrease in leasing margins from 66.1% in 2001 to 61.8% in 2002. Excluding depreciation and amortization, leasing margins decreased 3.6% from 83.9% in 2001 to 80.3% in 2002. This margin suppression was attributable to a decline in average fleet utilization coupled with incremental costs associated with increased turnover of existing fleet. The increase in new unit sales and delivery and installation gross profit is the result of the increase in revenue described above.

   Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2002 were $21.5 million and consistent with first quarter of 2001 levels. This was achieved by continuing our cost control initiatives implemented in the second half of 2001.

   Interest expense decreased by $2.0 million or 8.8% to $21.2 million in 2002 from 2001. This decrease is the result of a decrease of approximately 380 basis points in effective interest rates on our variable rate debt for the three months, offset by (a) incremental bond interest expense on the additional $150 million of senior notes and (b) the additional amortization of deferred financing fees, both those incurred relating to the additional $150 million of senior notes and our new credit facility, as well as those relating to our former credit facility that were fully amortized during the quarter.


Liquidity and Capital Resources

   During the three months ended March 31, 2002 and 2001, our principal source of funds consisted of cash flow from operating activities of $29.2 million and $25.2 million, respectively. These were largely generated by the rental of units from our lease fleet and sales of new mobile office units. In addition, financing activities were a major source of funds for the three months ended March 31, 2001.

   We believe that EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define EBITDA as earnings before interest, income taxes, depreciation and amortization, and non-cash charges. EBITDA as we define it, does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of our operating performance. Our EBITDA slightly decreased by $.8 million or 1.9% to $42.0 million for the first quarter of 2002 compared to $42.8 million for the same period of 2001. This decrease in EBITDA is a result of the decrease in gross profit described above.

   Cash flow used in investing activities was $8.7 million and $55.1 million for the three months ended March 31, 2002 and 2001, respectively. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The decline in cash flow used in investing activities between March, 2002 and March, 2001 is primarily attributable to (a) the February 1, 2001 net asset acquisition for approximately $26.1 million which added over 1,600 units at a value of approximately $21.5 million, and (b) an $18.3 million reduction in discretionary purchases of new lease fleet units in response to continued softening economic and related business conditions and the resultant decline in our average fleet utilization.

   Cash used in financing activities of $20.8 million for the three months ended March 31, 2002 was primarily for deferred financing fees incurred relating to the issuance of additional notes and our new credit facility. Cash provided by financing activities of $28.3 million during the first quarter of 2001 was primarily from borrowings under our then existing revolving credit facility.

   In February 2002, Scotsman issued $150 million of additional 9.875% senior notes due 2007 under its existing indenture. Net proceeds from the issuance were used to permanently repay our $58.1 million term loan and to repay borrowings under the existing revolving credit facility. On March 26, 2002, we entered into a new credit facility providing for revolver borrowings up to $460 million and a $210 million term loan. The facility also provides for up to an additional $30 million in term or revolver commitments. Principal payments due on the term loan are equal to 1% per year payable quarterly beginning June 30, 2002, with the remaining balance due December 31, 2006. Borrowings under the new credit facility are based upon a borrowing base calculation. The new loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage, and leverage and fleet utilization levels. Net proceeds from the new credit facility, which matures December 31, 2006, were used to refinance the existing credit facility.

   Availability under the Credit Agreement was $153.8 million at March 31, 2002. We believe we will have sufficient liquidity under our new revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

                           PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K.

   (a)          Exhibits.

Exhibit Number
--------------

10.1-- Credit Agreement dated as of March 26, 2002 among Scotsman Holdings, Inc., Williams Scotsman, Inc., the lenders party thereto from time to time and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4, Commission File No. 333-86482).

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

Dated: May 13, 2002