Form 10-Q
period 2002-06-30
SCOTSMAN HOLDINGS INC
filed 2002-08-14
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     [x] THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                      None
(Former name,former address and former fiscal year-if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 12, 2002, 6,194,799 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----

     Safe Harbor Statement                                              1

     Item 1.  Financial Statements


     Consolidated Balance Sheets at June 30, 2002                       2
     and December 31, 2001

     Consolidated Statements of Operations for the three                3
     and six months ended June 30, 2002 and 2001

     Consolidated Statements of Cash Flows for the six                  4
     months ended June 30, 2002 and 2001

     Notes to Consolidated Financial Statements                         6


     Item 2.  Management's Discussion and Analysis of                   10
              Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                          15

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q for the quarter ended June 30, 2002 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                                                         June 30,
                                                                           2002        December 31,
                                                                        (Unaudited)        2001
                                                                        -----------     -----------
Assets                                                                          (In thousands)

Cash                                                                    $      560       $      586
Trade accounts receivable, net of allowance for
   doubtful accounts of $1,317 in 2002 and $1,298 in 2001                   69,198           74,336
Prepaid expenses and other current assets                                   23,978           25,628
Rental equipment, net of accumulated depreciation of
   $191,039 in 2002 and $178,046 in 2001                                   860,421          866,867
Property and equipment, net                                                 75,163           73,782
Deferred financing costs, net                                               26,894           10,696
Goodwill                                                                   168,378          168,378
Other intangible assets, net                                                 3,309            3,679
Other assets                                                                21,615           21,034
                                                                         ---------        ---------
                                                                        $1,249,516       $1,244,986
                                                                         =========        =========
Liabilities and stockholders' equity (deficit)

Accounts payable and accrued expenses                                   $   49,310       $   50,297
Rents billed in advance                                                     20,004           25,796
Long-term debt                                                           1,019,316        1,022,972
Deferred income taxes                                                      152,551          147,200
                                                                         ---------        ---------

     Total liabilities                                                   1,241,181        1,246,265
                                                                         ---------        ---------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
     shares; issued 9,507,407 shares in 2002 and 2001                           95               95
   Additional paid-in capital                                              233,926          233,926
   Cumulative foreign currency translation adjustment                          (10)          (1,505)
   Retained earnings                                                        70,262           62,065
                                                                         ---------        ---------

                                                                           304,273          294,581

   Less treasury stock, - 3,312,608 common shares in 2002 and
     3,310,808 common shares in 2001, at cost                             (295,938)        (295,860)
                                                                         ---------        ---------

         Total stockholders' equity (deficit)                                8,335           (1,279)
                                                                         ---------        ---------
                                                                        $1,249,516       $1,244,986
                                                                         =========        =========
See accompanying notes to consolidated financial statements.




                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                Three and six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                        Three months ended                    Six months ended
                                                              June 30,                              June 30,
                                                       -----------------------              ----------------------
                                                          2002          2001                   2002          2001
                                                          ----          ----                   ----          ----
                                                             (In thousands except share and per share amounts)
Revenues
 Leasing                                               $ 57,447       $ 59,538              $115,643      $117,767
 Sales:
     New units                                           20,582         22,728                41,265        36,295
     Rental equipment                                     5,518          5,124                10,179        10,263
   Delivery and installation                             22,495         21,858                49,104        41,021
   Other                                                 10,055         10,649                19,773        19,917
                                                        -------        -------              --------      --------
         Total revenues                                 116,097        119,897               235,964       225,263
                                                        -------        -------               -------       -------

Costs of sales and services
 Leasing:
     Depreciation and amortization                       10,973         10,395                21,696        20,765
     Other direct leasing costs                          12,053         10,580                23,541        19,945
 Sales:
     New units                                           17,295         18,516                34,371        29,496
     Rental equipment                                     4,213          3,902                 7,938         7,873
 Delivery and installation                               18,174         16,680                40,180        32,016
 Other                                                    1,963          1,736                 4,024         3,289
                                                         ------         ------               -------       -------
         Total costs of sales and services               64,671         61,809               131,750       113,384
                                                         ------         ------               -------       -------

         Gross profit                                    51,426         58,088               104,214       111,879
                                                         ------         ------               -------       -------

Selling, general and administrative expenses             19,847         20,786                41,368        42,270
Other depreciation and amortization                       3,316          4,797                 6,650         9,303
Interest, including amortization of deferred
 financing costs                                         21,361         21,928                42,532        45,138
Non-cash charge for casualty loss                                        1,500                               1,500
                                                         ------         ------                ------        ------
         Total operating expenses                        44,524         49,011                90,550        98,211
                                                         ------         ------                ------        ------

         Income before income taxes                       6,902          9,077                13,664        13,668
Income tax expense                                        2,423          4,128                 5,467         6,195
                                                        -------         ------               -------        ------
         Net Income                                    $  4,479       $  4,949              $  8,197      $  7,473
                                                        =======         ======               =======        ======

Earnings per common share                              $    .72       $    .80              $   1.32      $   1.21
                                                       ========         ======               =======       =======
Earnings per common share, assuming dilution           $    .69       $    .76              $   1.25      $   1.14
                                                       ========         ======               =======       =======

Weighted average shares outstanding                   6,194,799      6,196,620             6,195,575     6,196,647
                                                      =========      =========             =========     =========

See accompanying notes to consolidated financial statements.




                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                     2002             2001
                                                                                     ----             ----
                                                                                        (In thousands)
Cash flows from operating activities:
    Net income                                                                  $   8,197         $  7,473
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                       33,227           32,636
               Provision for bad debts                                              1,819            1,705
               Deferred income tax expense                                          5,351            6,155
               Non-cash option compensation expense                                     -              249
               Gain on sale of rental equipment                                    (2,241)          (2,390)
               Decrease (increase) in trade accounts receivable                     3,319          (12,151)
               (Decrease) increase in accounts payable and
                   accrued expenses, including reserve for casualty
                   loss in 2001                                                      (987)           2,207
               Other                                                               (4,076)          (1,232)
                                                                                   ------           ------

                    Net cash provided by operating activities                      44,609           34,652
                                                                                   ------           ------

Cash flows from investing activities:
    Rental equipment additions                                                    (25,234)         (67,658)
    Proceeds from sales of rental equipment                                        10,179           10,263
    Purchases of property and equipment, net                                       (4,767)          (7,701)
    Net assets of business acquired                                                    --          (26,114)
                                                                                   ------           ------

                    Net cash used in investing activities                         (19,822)         (91,210)
                                                                                   ------           ------


                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (continued)
                     Six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                       2002              2001
                                                                                       ----              ----
                                                                                           (In thousands)
Cash flows from financing activities:

    Proceeds from debt                                                                 874,949          284,135
    Repayment of debt                                                                 (878,753)        (227,351)
    Amortization of bond discount                                                          149                -
    Increase in deferred financing costs                                               (21,080)            (415)
    Payments to acquire treasury stock                                                     (78)              (4)
                                                                                     ---------        ---------

               Net cash (used in) provided by financing activities                     (24,813)          56,365
                                                                                     ---------        ---------

               Net decrease in cash                                                        (26)            (193)

Cash at beginning of period                                                                586            2,549
                                                                                     ---------        ---------

Cash at end of period                                                                $     560        $   2,356
                                                                                     =========        =========

Supplemental cash flow information:
    Cash paid for income taxes                                                       $     465        $     267
                                                                                     =========        =========

    Cash paid for interest                                                           $  37,559        $  48,237
                                                                                     =========        =========

See accompanying notes to consolidated financial statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)


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


 (2)   FINANCIAL STATEMENTS

       The financial information for the six months ended June 30, 2002 and 2001 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, the consolidated statement of operations for the six and three months ended June 30, 2002 and 2001, and the consolidated statement of cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the periods ended June 30, 2002 is not necessarily indicative of the operating results expected for the full year.

       The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.


 (3)   NEW ACCOUNTING PRONOUNCEMENT

       In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002. With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.

       The Company has adopted SFAS No. 145 effective January 1, 2002. As a result, the $1.9 million of deferred financing costs relating to the Company's former credit facility that was expensed during the six months ended June 30, 2002 is included in interest expense.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY

 (4)   GOODWILL AND OTHER INTANGIBLE ASSETS

       The Company has adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142 goodwill and certain identified intangibles with indefinite lives are no longer amortized, rather they are subject to annual impairment tests. The Company performed the first of these required tests during the first quarter of 2002 and determined that goodwill is not impaired. Prior to the adoption of this standard, goodwill was amortized on a straight line basis over 20 to 40 years. Amortization expense for the six months ended June 30, 2002 was $.4 million, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

                                    2002      $732
                                    2003       650
                                    2004       495
                                    2005       484
                                    2006       152

       Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. The Company has reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of June 30, 2002 and December 31, 2001 is summarized in the following tables:


                               ------------- June 30, 2002 -----------     ----------- December 31, 2001-----------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------       -------     --------      ------------       -------
       Goodwill               $183,164        $ 15,215        $167,949      $183,164       $ 15,215        $167,949

       Intangible
         assets with
         indefinite
         lives as of
         January 1,
         2002
       ---------------------

           Assembled
             workforce        $    801        $    372        $    429      $    801       $    372        $    429



                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                              ------------- June 30, 2002 ------------     ----------- December 31, 2001-----------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------       -------     --------      ------------       -------

       Intangible
       assets with
       finite lives
       as of January    1,
       2002
       ---------------------

           Non-
            compete
            agreements          $3,128          $1,460          $1,668        $3,128         $1,142          $1,986
          Customer
            base                 2,000             359           1,641         2,000            307           1,693
                                ------          ------          ------        ------         ------          ------
                                $5,128          $1,819          $3,309        $5,128         $1,449          $3,679
                                ======          ======          ======        ======         ======          ======

      As required by SFAS No. 142, the results for the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the six and three months ended June 30, 2001.


                                                                       Six Months             Three Months
                                                                          Ended                  Ended
                                                                      June 30, 2001           June 30, 2001
                                                                     (In thousands)          (In thousands)
                                                                     --------------          --------------

       Reported net income                                               $ 7,473                $ 4,949
       Add back:
           Goodwill amortization (net of tax)                              2,296                  1,148
                                                                         -------                -------
       Adjusted net income                                               $ 9,769                $ 6,097
                                                                         =======                =======

       Earnings per share:
           Reported net income                                           $  1.21                $  0.80
                                                                         =======                =======
           Adjusted net income                                           $  1.58                $  0.98
                                                                         =======                =======
       Earnings per share, assuming dilution:
           Reported net income                                           $  1.14                $  0.76
                                                                         =======                =======
           Adjusted net income                                           $  1.50                $  0.93
                                                                         =======                =======


                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)


 (5)   EARNINGS PER SHARE

       Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

       The following  table sets forth the  components  of the  weighted-average
       shares   outstanding  for  the  basic  and  diluted  earnings  per  share computations:

                                                                Three months ended                Six months ended
                                                                      June 30,                        June 30,
                                                            ---------------------------       -------------------------
                                                                2002           2001              2002           2001
                                                                ----           ----              ----           ----

       Weighted-average shares - basic earnings
               per share                                     6,194,799       6,196,620         6,195,575      6,196,647

       Effect of employee stock options                        347,510         332,942           347,538        333,112
                                                             ---------       ---------         ---------      ---------

       Weighted-average shares - diluted earnings
                per share                                    6,542,309       6,529,562         6,543,113      6,529,759
                                                             =========       =========         =========      =========


(6)    COMPREHENSIVE INCOME

       Total comprehensive income was $9,692 and $7,560 for the six months ended June 30, 2002 and 2001, respectively. Total comprehensive income was $6,056 and $5,577 for the three months ended June 30, 2002 and 2001, respectively, which consists of net income and the change in the foreign currency translation adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

         The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report. The terms "company," "we," "our," and "us" refer to Scotsman Holdings Inc. and its subsidiary. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2001 under the headings "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

Critical Accounting Policies and Estimates

                  General. This discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to depreciation of rental equipment, bad debts, contingencies and litigation, intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         In December 2001, the Securities and Exchange Commission issued a statement regarding the selection and disclosure by public companies of critical accounting policies and practices. The Commission indicated that a critical accounting policy is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

         Depreciation of rental equipment. We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue, and the residual value is determined based on our estimate of the minimum value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

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

         Goodwill and Intangible Impairment. We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

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


Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001.

   Revenues in the quarter ended June 30, 2002 were $116.1 million, a $3.8 million or 3.2% decrease from revenues of $119.9 million in the same period of 2001. The decrease primarily resulted from a $2.1 million or 3.5% decrease in leasing revenue and a $2.1 million or 9.4% decrease in sales of new units. The decrease in leasing revenue is the result of an approximate 4% decrease in the average fleet utilization to 78%. The decrease in average fleet utilization and sales of new units is attributable to the continued soft economy and related business conditions.

   Gross profit for the quarter ended June 30, 2002 was $51.4 million, a $6.7 million or 11.5% decrease from the second quarter 2001 gross profit of $58.1 million. This decrease is primarily a result of a 10.7% decrease in leasing gross profit of $4.1 million, a 22.7% or $1.0 million decrease in new unit sales gross profit, a 16.9% or $.9 million decrease in delivery and installation gross profit, and a 9.0% or $.8 million decrease in other gross profit. The decreases in leasing and new unit sales gross profits are a result of the decrease in revenue described above. Additionally, leasing margins decreased from 64.8% in the quarter ended June 30, 2001 to 59.9% in the same period in 2002. Excluding depreciation and amortization, leasing margins decreased 3.2% from 82.2% in the quarter ended June 30, 2001 to 79.0% in the same period in 2002. This margin suppression was attributable to a decline in average fleet utilization combined with fleet quality improvement initiatives. The decrease in the delivery and installation gross profit is the result of competitive pressures, an unfavorable mix of lower margin, modular building projects over the same period in 2001, and additional redeployment costs incurred to move fleet within neighboring markets in lieu of purchasing new rental equipment. The decrease in other gross profit is attributable to a decrease in higher margin ancillary products, primarily steps and charges for granting insurance waivers, related to the decrease in average fleet utilization.

   Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2002 were $19.8 million, a $1.0 million or 4.5% decrease from the second quarter of 2001 SG&A expenses of $20.8 million. The overall decreases in SG&A expense are due to our continued cost control initiatives that commenced in the second half of 2001, partially offset by increased insurance costs.

   Interest expense decreased by approximately $.6 million or 2.6% to $21.4 million for the three months ended June 30, 2002 from $21.9 million in the same period in 2001. This decrease is the result of a decrease of approximately 200 basis points in effective interest rates on our variable rate debt for the three months, partially offset by (a) incremental bond interest expense on the additional $150 million of senior notes and (b) the additional amortization of deferred financing fees, both those incurred relating to the additional $150 million of senior notes and our new credit facility.

   The decrease in the effective income tax rate was primarily due to goodwill, which was not deductible for tax purposes, no longer being amortized. The impact of the non-amortization increased net income by $1.1 million for the three months ended June 30, 2002. See Note 4 Goodwill and Other Intangible Assets.

   Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.

   Revenues in the six months ended June 30, 2002 were $236.0 million, a $10.7 million or 4.7% increase from revenues of $225.3 million in the same period of 2001. The increase primarily resulted from an $8.1 million or 19.7% increase in delivery and installation revenue, a $5.0 million or 13.7% increase in sales of new units, partially offset by a $2.1 million or 1.8% decrease in leasing revenue. The decrease in leasing revenue is the result of an approximate 4% decrease in the average fleet utilization to 78%. The decrease in average fleet utilization is attributable to the continued soft economy and related business conditions. The increase in delivery and installation revenue and sales of new units is primarily attributable to several large school projects, the majority of which occurred in the first quarter.

   Gross profit for the six months ended June 30, 2002 was $104.2 million, a $7.7 million or 6.9% decrease from the same period of 2001 of $111.9 million. This decrease is primarily a result of a 8.6% decrease in leasing gross profit of $6.6 million, and a 5.3% or $.9 million decrease in other gross profit. The decrease in leasing gross profit is a result of the decrease in leasing revenue described above and a decrease in leasing margins from 65.4% in the six months ended June 30, 2001 to 60.9% in the same period in 2002. Excluding depreciation and amortization, leasing margins decreased 3.5% from 83.1% in the six months ended June 30, 2001 to 79.6% in the same period in 2002. This margin suppression was attributable to a decline in average fleet utilization combined with fleet quality improvement initiatives. The decrease in other gross profit is attributable to a decrease in higher margin ancillary products, primarily steps and charges for granting insurance waivers, related to the decrease in average fleet utilization.

   SG&A expenses for the six months ended June 30, 2002 were $41.4 million, a $.9 million or 2.1% decrease from SG&A expenses of $42.3 million for the first six months of 2001. The overall decreases in SG&A expense are due to our continued cost control initiatives that commenced in the second half of 2001, partially offset by increased insurance costs.

   Interest expense decreased by approximately $2.6 million or 5.8% to $42.5 million for the six months ended June 30, 2002 from $45.1 million in the same period in 2001. This decrease is the result of a decrease of approximately 290 basis points in effective interest rates on our variable rate debt for the six months, partially offset by (a) incremental bond interest expense on the additional $150 million of senior notes and (b) the additional amortization of deferred financing fees, both those incurred relating to the additional $150 million of senior notes and our new credit facility.

   The decrease in the effective income tax rate was primarily due to goodwill, which was not deductible for tax purposes, no longer being amortized. The impact of the non-amortization increased net income by $2.3 million for the six months ended June 30, 2002. See Note 4 Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

   During the six months ended June 30, 2002 and 2001, our principal source of funds consisted of cash flow from operating activities of $44.6 million and $34.7 million, respectively. These were largely generated by the rental of units from our lease fleet. In addition, financing activities were a major source of funds for the six months ended June 30, 2001.

   We believe that EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define EBITDA as earnings before deducting interest, income taxes, depreciation, and amortization. In 2001, EBITDA is adjusted to exclude a $1.5 million noncash charge related to a casualty loss. We utilize EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our EBITDA decreased by $6.1 million or 6.7% to $84.6 million for the first half of 2002 compared to $90.7 million for the same period of 2001. This decrease in EBITDA is a result of the decrease in gross profit described above.

   Cash flow used in investing activities was $19.8 million and $91.2 million for the six months ended June 30, 2002 and 2001, respectively. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The decline in cash flow used in investing activities between the six months ended June 30, 2002 and June 30, 2001 is primarily attributable to (a) a $42.4 million reduction in discretionary purchases of new lease fleet units in response to the continued soft economy and related business conditions and the resultant decline in our average fleet utilization, and (b) the February 1, 2001 net asset acquisition for approximately $26.1 million which added over 1,600 units at a value of approximately $21.5 million.

   Cash used in financing activities of $24.8 million for the six months ended June 31, 2002 was primarily for deferred financing fees incurred relating to the issuance of additional notes and our new credit facility. Cash provided by financing activities of $56.3 million during the first six months of 2001 was primarily from borrowings under our then existing revolving credit facility.

   In February 2002, we issued $150.0 million of additional 9.875% senior notes due 2007 under our existing indenture. Net proceeds from the issuance were used to repay borrowings under our former revolving credit facility. On March 26, 2002, we entered into a new loan agreement that provides for a $460 million revolving credit facility, a $210 million term loan, both maturing on December 31, 2006, and up to an additional $30 million in term or revolver commitments. In May 2002, we borrowed an additional $30 million under term loans, the proceeds from which were used to pay down revolver borrowings.

   Availability under the Credit Agreement was $161.6 million at June 30, 2002. We believe we will have sufficient liquidity under our new revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

                           PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits


                   99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

                   99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Keefe, Chief Financial Officer of the Company



             (b)   Reports on Form 8-K

                   None

Exhibit Number

99.1-- Certification  pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

       In connection with the Quarterly Report of Scotsman Holdings, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

              (1) The Report fully complies with the requirements of section 13
                  (a) or 15 (d) of the Securities Exchange Act of 1934; and

              (2) The  information  contained in the Report  fairly presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         August 12, 2002

Exhibit Number

99.2-- Certification  pursuant to 18 U.S.C. Section 1350 as adopted  pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Keefe, Chief Executive Officer of the Company

       In connection with the Quarterly Report of Scotsman Holdings, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Gerard E. Keefe, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

              (1) The Report fully complies  with the requirements of section 13
                  (a) or 15 (d) of the Securities Exchange Act of 1934; and

              (2) The  information  contained in the Report  fairly presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Keefe
         ------------------------
         Gerard E. Keefe
         Chief Financial Officer

         August 12, 2002

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

Dated: August 12, 2002