Form 10-Q
period 2002-09-30
SCOTSMAN HOLDINGS INC
filed 2002-11-14
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

    As of November 14, 2002, 6,194,799 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                           Page
                                                                            ----

         Safe Harbor Statement                                               1

         Item 1.  Financial Statements


         Consolidated Balance Sheets at September 30, 2002                   2
         and December 31, 2001

         Consolidated Statements of Operations for the three                 3
         and nine months ended September 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the nine                  4
         months ended September 30, 2002 and 2001

         Notes to Consolidated Financial Statements                          6


         Item 2.  Management's Discussion and Analysis of                   10
                  Financial Condition and Results of Operations

         Item 4. Controls and Procedures                                    15


         CERTIFICATIONS                                                     17


PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                          21

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q for the quarter ended September 30, 2002 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                        PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

                                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                                        Consolidated Balance Sheets
                                                                                September 30,
                                                                                    2002          December 31,
                                                                                 (Unaudited)           2001
                                                                                 -----------       -----------
Assets                                                                                  (In thousands)

Cash                                                                            $        452      $        586
Trade accounts receivable, net of allowance for
   doubtful accounts of $1,317 in 2002 and $1,298 in 2001                             68,957            74,336
Prepaid expenses and other current assets                                             25,358            25,628
Rental equipment, net of accumulated depreciation of
   $200,360 in 2002 and $178,046 in 2001                                             859,389           866,867
Property and equipment, net                                                           74,146            73,782
Deferred financing costs, net                                                         25,055            10,696
Goodwill                                                                             168,956           168,378
Other intangible assets, net                                                           3,433             3,679
Other assets                                                                          21,910            21,034
                                                                                 -----------       -----------
                                                                                $  1,247,656      $  1,244,986
                                                                                 ===========       ===========
Liabilities and stockholders' equity (deficit)

Accounts payable and accrued expenses                                           $     42,458       $    45,516
Accrued interest                                                                      22,269             4,781
Rents billed in advance                                                               19,013            25,796
Long-term debt                                                                       995,427         1,022,972
Deferred income taxes                                                                156,152           147,200
                                                                                 -----------       -----------

     Total liabilities                                                             1,235,319         1,246,265
                                                                                 -----------       -----------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
     shares; issued 9,507,407 shares in 2002 and 2001                                     95               95
   Additional paid-in capital                                                        233,926          233,926
   Cumulative foreign currency translation adjustment                                 (1,408)          (1,505)
   Retained earnings                                                                  75,662           62,065
                                                                                 -----------       ----------

                                                                                     308,275          294,581

   Less treasury stock, - 3,312,608 common shares in 2002 and
     3,310,808 common shares in 2001, at cost                                       (295,938)        (295,860)
                                                                                 -----------       ----------

     Total stockholders' equity (deficit)                                             12,337           (1,279)
                                                                                 -----------       ----------
                                                                                $  1,247,656      $ 1,244,986
                                                                                 ===========       ==========

See accompanying notes to consolidated financial statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
             Three and nine months ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                  Three months ended                   Nine months ended
                                                                    September 30,                        September 30,
                                                                ----------------------               ---------------------
                                                                  2002           2001                  2002          2001
                                                                  ----           ----                  ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues
   Leasing                                                     $ 56,075       $ 60,236              $171,718      $178,003
   Sales:
     New units                                                   31,902         33,375                73,167        69,670
     Rental equipment                                             8,391          5,566                18,570        15,829
   Delivery and installation                                     28,538         30,209                77,642        71,230
   Other                                                         12,376         11,505                32,149        31,422
                                                               --------       --------              --------      --------
         Total revenues                                         137,282        140,891               373,246       366,154
                                                               --------       --------              --------      --------

Costs of sales and services
   Leasing:
     Depreciation and amortization                               11,700         10,398                33,396        31,163
     Other direct leasing costs                                  12,209         11,986                35,750        31,931
   Sales:
     New units                                                   26,934         27,918                61,305        57,414
     Rental equipment                                             6,341          4,074                14,279        11,947
   Delivery and installation                                     23,829         24,321                64,009        56,337
   Other                                                          3,142          2,636                 7,166         5,925
                                                               --------       --------              --------      --------
         Total costs of sales and services                       84,155         81,333               215,905       194,717
                                                               --------       --------              --------      --------

              Gross profit                                       53,127         59,558               157,341       171,437
                                                               --------       --------              --------      --------

Selling, general and administrative expenses                     19,233         20,588                60,601        62,858
Other depreciation and amortization                               3,311          4,386                 9,961        13,689
Interest, including amortization of deferred
   financing costs                                               21,582         20,918                64,114        66,056
Non-cash charge for casualty loss                                     -              -                     -         1,500
                                                               --------       --------              --------      --------
              Total operating expenses                           44,126         45,892               134,676       144,103
                                                               --------       --------              --------      --------

              Income before income taxes                          9,001         13,666                22,665        27,334
Income tax expense                                                3,601          6,151                 9,068        12,346
                                                               --------       --------              --------      --------
              Net Income                                        $ 5,400        $ 7,515              $ 13,597      $ 14,988
                                                               ========         ======              ========      ========

Earnings per common share                                     $     .87       $   1.21              $   2.19      $   2.42
                                                               ========       ========              ========      ========
Earnings per common share, assuming dilution                  $     .83       $   1.15              $   2.08      $   2.30
                                                               ========       ========              ========      ========

Weighted average shares outstanding                           6,194,799      6,196,599             6,195,313     6,196,631
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.


                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                         2002             2001
                                                                                         ----             ----
                                                                                             (In thousands)
Cash flows from operating activities:
    Net income                                                                       $  13,597      $    14,988
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            49,264           48,762
               Provision for bad debts                                                   2,403            2,573
               Deferred income tax expense                                               8,952           12,305
               Non-cash option compensation expense                                          -              374
               Gain on sale of rental equipment                                         (4,291)          (3,882)
               Decrease (increase) in trade accounts receivable                          2,976          (35,112)
               Increase in accounts payable and
                   accrued expenses, including reserve for casualty
                   loss in 2001                                                         14,210           11,210
               Other                                                                    (6,893)          (7,432)
                                                                                       -------          -------

                    Net cash provided by operating activities                           80,218           43,786
                                                                                       -------          -------

Cash flows from investing activities:
    Rental equipment additions                                                         (38,387)         (93,150)
    Proceeds from sales of rental equipment                                             18,570           15,829
    Purchases of property and equipment, net                                            (5,474)         (14,025)
    Net assets of business acquired                                                     (7,173)         (26,114)
                                                                                       -------          -------

                    Net cash used in investing activities                              (32,464)        (117,460)
                                                                                       -------          -------



                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (continued)
                  Nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                        2002             2001
                                                                                        ----             ----
                                                                                           (In thousands)
Cash flows from financing activities:

    Proceeds from debt                                                               1,007,417          418,251
    Repayment of debt                                                               (1,035,199)        (346,192)
    Amortization of bond discount                                                          238                -
    Increase in deferred financing costs                                               (20,266)            (544)
    Payments to acquire treasury stock                                                     (78)              (4)
                                                                                    ----------       ----------

               Net cash (used in) provided by financing activities                     (47,888)          71,511
                                                                                    ----------       ----------

               Net decrease in cash                                                       (134)          (2,163)

Cash at beginning of period                                                                586            2,549
                                                                                    ----------       ----------

Cash at end of period                                                              $       452      $       386
                                                                                    ==========       ==========

Supplemental cash flow information:
    Cash paid for income taxes                                                     $       487      $       346
                                                                                    ==========       ==========

    Cash paid for interest                                                         $    43,367      $    61,020
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


(2) FINANCIAL STATEMENTS

    The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002, the consolidated statement of operations for the nine and three months ended September 30, 2002 and 2001, and the consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results expected for the full year.

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

    The Company has adopted SFAS No. 145 effective January 1, 2002. As a result, the $1.6 million of deferred financing costs relating to the Company's former credit agreement that was expensed during the nine months ended September 30, 2002 is included in interest expense.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company has adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142 goodwill and certain identified intangibles with indefinite lives are no longer amortized, rather they are subject to annual impairment tests. The Company performed the first of these required tests during the first quarter of 2002 and determined that goodwill is not impaired. Prior to the adoption of this standard, goodwill was amortized on a straight line basis over 20 to 40 years. Amortization expense for the nine months ended
    September 30, 2002 was $.6 million, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

                             2002         $758
                             2003          713
                             2004          559
                             2005          548
                             2006          215

    Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. The Company has reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of September 30, 2002 and December 31, 2001 is summarized in the following tables:

                              ----------- September 30, 2002 ---------    ------------ December 31, 2001-----------
                                Gross                           Net          Gross                            Net
                              Carrying       Accumulated       Book        Carrying       Accumulated        Book
                               Amount       Amortization       Value        Amount       Amortization        Value
                              --------      ------------      -------     ----------     ------------      --------
       Goodwill               $183,742         $15,215       $168,527      $183,164         $15,215        $167,949

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


                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                              ---------- September 30, 2002 ----------    ----------- December 31, 2001-----------
                                Gross                           Net          Gross                          Net
                              Carrying       Accumulated       Book        Carrying      Accumulated       Book
                               Amount       Amortization       Value        Amount      Amortization       Value
                              --------      ------------      -------      --------     ------------      -------
       Intangible
          Assets with
          Finite lives
          as of
          January 1, 2002
       ---------------------

           Non-
            compete
            agreements         $3,445          $1,626         $1,819        $3,128         $1,142         $1,986
          Customer
            base                2,000             386          1,614         2,000            307          1,693
                               ------          ------         ------        ------         ------        -------
                               $5,445          $2,012         $3,433        $5,128         $1,449         $3,679
                               ======          ======         ======        ======         ======         ======

    As required by SFAS No. 142, the results for the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the nine and three months ended September 30, 2001.

                                                                  Nine Months                   Three Months
                                                                      Ended                         Ended
                                                               September 30, 2001            September 30, 2001
                                                                 (In thousands)                (In thousands)
                                                                  ------------                  ------------
       Reported net income                                          $14,988                        $ 7,515
       Add back:
           Goodwill amortization (net of tax)                         3,444                          1,148
                                                                     ------                         ------
       Adjusted net income                                          $18,432                        $ 8,663
                                                                     ======                         ======

       Earnings per share:
           Reported net income                                       $ 2.42                         $ 1.21
                                                                      =====                          =====
           Adjusted net income                                       $ 2.97                         $ 1.40
                                                                      =====                          =====
       Earnings per share, assuming dilution:
           Reported net income                                       $ 2.30                         $ 1.15
                                                                      =====                          =====
           Adjusted net income                                       $ 2.82                         $ 1.33
                                                                      =====                          =====



                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)


(5) EARNINGS PER SHARE

    Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

    The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                             ------------------------           ------------------------
                                                                2002           2001                 2002         2001
                                                                ----           ----                 ----         ----

       Weighted-average shares - basic earnings
               per share                                     6,194,799      6,196,599            6,195,313     6,196,631

       Effect of employee stock options                        348,483        332,213              347,853       332,490
                                                             ---------      ---------            ---------     ---------

       Weighted-average shares - diluted earnings
                per share                                    6,543,282      6,527,812            6,543,166     6,529,121
                                                             =========      =========            =========     =========



(6) COMPREHENSIVE INCOME

    Total comprehensive income was $13,694 and $14,219 for the nine months ended September 30, 2002 and 2001, respectively. Total comprehensive income was $4,002 and $6,659 for the three months ended September 30, 2002 and 2001, respectively, which consists of net income and the change in the foreign currency translation adjustment.

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

     In December 2001, the Securities and Exchange Commission issued a statement regarding the selection and disclosure by public companies of critical accounting policies and practices. The Commission indicated that a critical accounting policy is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

     Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001.

     Revenues in the quarter ended September 30, 2002 were $137.3 million, a $3.6 million or 2.6% decrease from revenues of $140.9 million in the same period of 2001. The decrease primarily resulted from a $4.2 million or 6.9% decrease in leasing revenue, a $1.7 million or 5.5% decrease in delivery and installation revenues, and a $1.5 million, or 4.4% decrease in sales of new units. These decreases were partially offset by a $2.8 million or 50.8% increase in sales of rental equipment and a $.9 million, or 7.6% increase in other revenue. The decrease in leasing revenue is the result of a 4% decrease in the average fleet utilization to 78%. The decrease in average fleet utilization, delivery and installation revenue, and new sales revenue is attributable to the continued soft economy and related business conditions. The increases in sales of rental equipment and other revenue are attributable to several large school projects.

     Gross profit for the quarter ended September 30, 2002 was $53.1 million, a $6.4 million or 10.8% decrease from the third quarter 2001 gross profit of $59.6 million. This decrease is primarily a result of a 15.0% decrease in leasing gross profit of $5.7 million, and a 20.0% or $1.2 million decrease in delivery and installation gross profit, partially offset by a $.6 million or 37.4% increase in sale of rental equipment gross profit and a $.4 million, or 4.1% increase in other gross profit. The decrease in leasing gross profit is a result of the decrease in revenue described above. Additionally, leasing margins decreased from 62.8% in the quarter ended September 30, 2001 to 57.4% in the same period of 2002. Excluding depreciation and amortization, leasing margins decreased 1.9% from 80.1% in the quarter ended September 30, 2001 to 78.2% in the same period in 2002. This margin suppression was attributable to a decline in lease revenue caused by the drop in average fleet utilization, combined with fleet quality improvement initiatives and increased turnover of used equipment. The decrease in the delivery and installation gross profit is the result of competitive pressures, a greater mix of lower margin, modular building projects over the same period in 2001, and additional redeployment costs incurred to move fleet within neighboring markets in lieu of purchasing new rental equipment. The increases in sales of rental equipment, and other gross profit are a result of the increases in revenue described above.

     Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2002 were $19.2 million, a $1.4 million or 6.6% decrease from the third quarter of 2001 SG&A expenses of $20.6 million. The overall decreases in SG&A expense are due to our continued cost control initiatives that commenced in the second half of 2001, partially offset by increased insurance and property costs.

     Interest expense increased by approximately $.7 million or 3.2% to $21.6 million for the three months ended September 30, 2002 from $20.9 million in the same period in 2001. This net increase is the result of (a) interest expense incurred on the additional $150 million of senior notes and (b) the additional amortization of deferred financing fees, relating to the additional $150 million of senior notes and our new credit facility, partially offset by a decrease of approximately 60 basis points in effective interest rates on our variable rate debt for the three months, and a $167.3 million or 26.7% decrease in the average credit facility debt over the same period of 2002.

     The decrease in the effective income tax rate was primarily due to goodwill, which was not deductible for tax purposes, no longer being amortized. The impact of the non-amortization increased net income by $1.1 million for the three months ended September 30, 2002. See Note 4 Goodwill and Other Intangible Assets.

     Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001.

     Revenues in the nine months ended September 30, 2002 were $373.2 million, a $7.1 million or 1.9% increase from revenues of $366.2 million in the same period of 2001. The increase primarily resulted from a $6.4 million or 9.0% increase in delivery and installation revenue, a $3.5 million or 5.0% increase in sales of new units, a $2.7 million or 17.3% increase in sales of rental equipment, and a $.7 million or 2.3% increase in other revenue, substantially offset by a $6.3 million or 3.5% decrease in leasing revenue. The decrease in leasing revenue is the result of a 4% decrease in the average fleet utilization to 78%. The decrease in average fleet utilization is attributable to the continued soft economy and related business conditions. The increases in delivery and installation revenue, sales of new units and rental equipment, and other revenue are primarily attributable to several large school projects.

     Gross profit for the nine months ended September 30, 2002 was $157.3 million, a $14.1 million or 8.2% decrease from the same period of 2001 of $171.4 million. This decrease is primarily a result of a 10.7% decrease in leasing gross profit of $12.3 million, and an 8.5% or $1.3 million decrease in delivery and installation gross profit. The decrease in leasing gross profit is a result of the decrease in leasing revenue described above and a decrease in leasing margins from 64.6% in the nine months ended September 30, 2001 to 59.7% in the same period in 2002. Excluding depreciation and amortization, leasing margins decreased 2.9% from 82.1% in the nine months ended September 30, 2001 to 79.2% in the same period in 2002. This margin suppression was attributable to a decline in lease revenue caused by the drop in average fleet utilization, combined with fleet quality improvement initiatives and increased turnover of used equipment. The decrease in the delivery and installation gross profit is the result of competitive pressures, a greater mix of lower margin, modular building projects over the same period in 2001, and additional redeployment costs incurred to move fleet within neighboring markets in lieu of purchasing new rental equipment.

     SG&A expenses for the nine months ended September 30, 2002 were $60.6 million, a $2.3 million or 3.6% decrease from SG&A expenses of $62.9 million for the nine months ended September 30, 2001. The overall decrease in SG&A expense is due to our continued cost control initiatives that commenced in the second half of 2001, partially offset by increased insurance and property costs.

     Interest expense decreased by $2.0 million or 2.9% to $64.1 million for the nine months ended September 30, 2002 from $66.1 million in the same period in 2001. This net decrease is the result of a decrease of approximately 200 basis points in effective interest rates on our variable rate debt for the nine months, and a $110.0 million or 18.3% decrease in the average credit facility debt over the same period of 2002, partially offset by (a) interest expense on the additional $150 million of senior notes and (b) the additional amortization of deferred financing fees, resulting from the additional $150 million of senior notes and the refinancing of our credit facility.

     The decrease in the effective income tax rate was primarily due to goodwill, which was not deductible for tax purposes, no longer being amortized. The impact of the non-amortization increased net income by $3.4 million for the nine months ended September 30, 2002. See Note 4 Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

     During the nine months ended September 30, 2002 and 2001, our principal source of funds consisted of cash flow from operating activities of $80.2 million and $43.8 million, respectively. These were largely generated by the rental of units from our lease fleet. In addition, financing activities were a major source of funds for the nine months ended September 30, 2001.

     We believe that EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define EBITDA as earnings before deducting interest, income taxes, depreciation, and amortization. In 2001, EBITDA is adjusted to exclude a $1.5 million noncash charge related to a casualty loss. We utilize EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our EBITDA decreased by $10.0 million or 7.1% to $130.1 million for the nine months ended September 30, 2002 compared to $140.1 million for the same period of 2001. This decrease in EBITDA is a result of the decrease in gross profit described above.

     Cash flow used in investing activities was $32.5 million and $117.5 million for the nine months ended September 30, 2002 and 2001, respectively. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The decline in cash flow used in investing activities between the nine months ended September 30, 2002 and September 30,

2001 is primarily attributable to a $54.8 million reduction in discretionary purchases of new lease fleet units in response to the continued soft economy and related business conditions, combined with a reduction in acquisition activity of $18.9 million.

     Cash used in financing activities of $47.9 million for the nine months ended September 30, 2002 was largely for deferred financing fees incurred relating to the issuance of additional notes and our new credit facility and the repayment of debt. Cash provided by financing activities of $71.5 million during the nine months ended September 30, 2001 was primarily from borrowings under our then existing revolving credit facility.

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

     Availability under the Credit Agreement was $189.8 million at September 30, 2002. We believe we will have sufficient liquidity under our new revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

Item 4. Controls and Procedures

       (a) Evaluation of disclosure controls and procedures.

           Our Chief Executive Officer, who presently is also the acting Chief Financial Officer, has concluded, based on his evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
           (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


       (b) Changes in Internal Controls.

           There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCOTSMAN HOLDINGS, INC.



                                    By:  /s/ Gerard E. Holthaus
                                       ----------------------------------
                                          Gerard E. Holthaus
                                          Chief Executive Officer
                                          and acting Chief Financial Officer

Dated: November 14, 2002

                                 CERTIFICATIONS

         I, Gerard E. Holthaus, Chief Executive Officer, certify, that:

                        (1) I have  reviewed  this quarterly report on Form 10-Q
                            of Scotsman Holdings, Inc.;

                        (2) Based on  my  knowledge, this quarterly  report does
                            not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                        (3) Based on my knowledge, the financial statements, and
                            other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                        (4) The registrant's other certifying officers and I are
                            responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                a) designed   such   disclosure   controls   and
                                   procedures    to   ensure    that    material
                                   information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                b) evaluated    the    effectiveness   of    the
                                   registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                                c) presented  in  this   quarterly   report  our
                                   conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                         (5) The  registrant's  other certifying  officers and I
                             have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                a) all significant deficiencies in the design or
                                   operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                b) any  fraud,  whether  or  not  material, that
                                   involves management or other employees who have a significant role in the registrant's internal controls; and


                        (6) The  registrant's  other  certifying  officers and I
                            have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         November 14, 2002

                                 CERTIFICATIONS

         I, Gerard E. Holthaus, acting Chief Financial Officer, certify, that:

                        (1) I have reviewed  this quarterly  report on Form 10-Q
                            of Scotsman Holdings, Inc.;

                        (2) Based on  my knowledge, this  quarterly  report does
                            not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                        (3) Based on my knowledge, the financial statements, and
                            other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of th e registrant as of, and for, the periods presented in this quarterly report;

                        (4) The registrant's other certifying officers and I are
                            responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                a) designed   such   disclosure   controls   and
                                   procedures    to    ensure   that    material
                                   information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                b) evaluated    the    effectiveness   of    the
                                   registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                                c) presented   in  this   quarterly  report  our
                                   conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                        (5) The  registrant's other  certifying  officers  and I
                            have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                a) all significant deficiencies in the design or
                                   operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                b) any  fraud,  whether  or  not  material, that
                                   involves management or other employees who have a significant role in the registrant's internal controls; and


                        (6) The  registrant's other  certifying  officers  and I
                            have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Acting Chief Financial Officer

         November 14, 2002

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

              99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, acting Chief Financial Officer of the Company



         (b)  Reports on Form 8-K

              In a report dated October 11, 2002, the Company announced the resignation of its Chief Financial Officer (CFO), Gerard E. Keefe. Gerard E. Holthaus, Chief Executive Officer of the Company will assume the additional duties of CFO until a replacement is named.

Exhibit Number

99.1--   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

         In connection with the Quarterly Report of Scotsman Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         November 14, 2002

Exhibit Number

99.2--   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, acting Chief Financial Officer of the Company

         In connection with the Quarterly Report of Scotsman Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, acting Chief Financial Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Acting Chief Financial Officer

         November 14, 2002