Form 10-Q/A
period 2002-06-30
SCOTSMAN HOLDINGS INC
filed 2003-02-13
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  FORM 10-Q/A No.1


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of February 11, 2003 6,194,799 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                EXPLANATORY NOTE

     This Form 10-Q/A No. 1 is filed to amend Scotsman Holdings, Inc. Form 10-Q for the quarter ended June 30, 2002 to include restated financial statements and to amend and restate each item of Scotsman Holdings, Inc.'s Quarterly Report on Form 10-Q which has been affected by the financial statement restatement. The restatement is described under the heading "MD&A - Restatement of Financial
Statements" included herein in Item 2 of Part I and in Note 7 of Scotsman Holdings, Inc.'s consolidated financial statements and related notes, included herein in Item I of Part 1. The items of Scotsman Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 2002 which are amended and restated in their entireties herein are : Part I, Item 1. - Financial Statements, and Part I, Item
2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as described in this Explanatory Note, this Form 10-Q/A No. 1 does not otherwise modify the disclosures in Scotsman Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2002.

                           SCOTSMAN HOLDINGS, INC.

                                  INDEX

                            FORM 10-Q/A No. 1


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----

         Safe Harbor Statement                                          1

         Item 1.  Financial Statements


         Consolidated Balance Sheets at June 30, 2002                   2
         and December 31, 2001

         Consolidated Statements of Operations for the three            3
         and six months ended June 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the six              4
         months ended June 30, 2002 and 2001

         Notes to Consolidated Financial Statements                     6


         Item 2.  Management's Discussion and Analysis of              11
                  Financial Condition and Results of Operations



         CERTIFICATIONS                                                17


PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                     21

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q/A No. 1 for the quarter ended June 30, 2002 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                                SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                                                      Consolidated Balance Sheets
                                                                                  June 30,
                                                                                    2002         December 31,
                                                                                 (Unaudited)        2001
                                                                                 -----------    -------------
Assets                                                                                  (In thousands)


Cash                                                                            $        560    $         586
Trade accounts receivable, net of allowance for
   doubtful accounts of $1,317 in 2002 and $1,298 in 2001                             69,198           74,336
Prepaid expenses and other current assets                                             23,978           25,628
Rental equipment, net of accumulated depreciation of
   $191,039 in 2002 and $178,046 in 2001                                             860,421          866,867
Property and equipment, net                                                           75,163           73,782
Deferred financing costs, net                                                         26,894           10,696
Goodwill                                                                             168,378          168,378
Other intangible assets, net                                                           3,309            3,679
Other assets                                                                          21,615           21,034
                                                                                   ---------        ---------
                                                                                  $1,249,516       $1,244,986
                                                                                   =========        =========
Liabilities and stockholders' equity (deficit)

Accounts payable and accrued expenses                                             $   49,310       $   50,297
Rents billed in advance                                                               20,004           25,796
Long-term debt                                                                     1,019,316        1,022,972
Deferred income taxes                                                                151,533          147,200
                                                                                   ---------        ---------

     Total liabilities                                                             1,240,163        1,246,265
                                                                                   ---------        ---------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
     shares; issued 9,507,407 shares in 2002 and 2001                                     95               95
   Additional paid-in capital                                                        236,536          233,926
   Cumulative foreign currency translation adjustment                                    (10)          (1,505)
   Retained earnings                                                                  68,670           62,065
                                                                                   ---------        ---------

                                                                                     305,291          294,581
   Less treasury stock, - 3,312,608 common shares in 2002 and
     3,310,808 common shares in 2001, at cost                                       (295,938)        (295,860)
                                                                                   ----------       ---------

         Total stockholders' equity (deficit)                                          9,353           (1,279)
                                                                                   ---------        ---------
                                                                                  $1,249,516       $1,244,986
                                                                                   =========        =========
See accompanying notes to consolidated financial statements.



                      SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Three and six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                Three months ended                    Six months ended
                                                                      June 30,                              June 30,
                                                             --------------------------              --------------------
                                                                 2002           2001                  2002          2001
                                                                 ----           ----                  ----          ----
                                                                        (In thousands except share and per share amounts)
Revenues

Leasing                                                        $ 57,447       $ 59,538              $115,643      $117,767
Sales:
     New units                                                   20,582         22,728                41,265        36,295
     Rental equipment                                             5,518          5,124                10,179        10,263
Delivery and installation                                        22,495         21,858                49,104        41,021
Other                                                            10,055         10,649                19,773        19,917
                                                                -------        -------               -------       -------
         Total revenues                                         116,097        119,897               235,964       225,263
                                                                -------        -------               -------       -------

Costs of sales and services
   Leasing:
     Depreciation and amortization                               10,973         10,395                21,696        20,765
     Other direct leasing costs                                  12,053         10,580                23,541        19,945
   Sales:
     New units                                                   17,295         18,516                34,371        29,496
     Rental equipment                                             4,213          3,902                 7,938         7,873
   Delivery and installation                                     18,174         16,680                40,180        32,016
   Other                                                          1,963          1,736                 4,024         3,289
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       64,671         61,809               131,750       113,384
                                                                 ------         ------               -------       -------

         Gross profit                                            51,426         58,088               104,214       111,879
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     22,457         20,786                43,978        42,270
Other depreciation and amortization                               3,316          4,797                 6,650         9,303
Interest, including amortization of deferred
   financing costs                                               21,361         21,928                42,532        45,138
Non-cash charge for casualty loss                                  -             1,500                   -           1,500
                                                                 ------        -------                ------        ------
         Total operating expenses                                47,134         49,011                93,160        98,211
                                                                 ------         ------                ------        ------

         Income before income taxes                               4,292          9,077                11,054        13,668
Income tax expense                                                1,405          4,128                 4,449         6,195
                                                                -------        -------                 -----        ------
         Net Income                                            $  2,887       $  4,949              $  6,605      $ 7,473
                                                                 ======        =======                 =====        ======

Earnings per common share                                      $    .47       $    .80              $   1.07      $   1.21
                                                                 ======        =======                 =====        ======
Earnings per common share, assuming dilution                   $    .44       $    .76              $   1.01      $   1.14
                                                                 ======        =======                 =====        ======

Weighted average shares outstanding                           6,194,799      6,196,620             6,195,575     6,196,647
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.



                      SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                          2002             2001
                                                                                          ----             ----
                                                                                            (In thousands)
Cash flows from operating activities:

    Net income                                                                       $   6,605      $     7,473
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            33,227           32,636
               Provision for bad debts                                                   1,819            1,705
               Deferred income tax expense                                               4,333            6,155
               Non-cash option compensation expense                                      2,610              249
               Gain on sale of rental equipment                                         (2,241)          (2,390)
               Decrease (increase) in trade accounts receivable                          3,319          (12,151)
               (Decrease) increase in accounts payable and
                   accrued expenses, including reserve for casualty
                   loss in 2001                                                           (987)           2,207
               Other                                                                    (4,076)          (1,232)
                                                                                        ------           ------

                    Net cash provided by operating activities                           44,609           34,652
                                                                                        ------           ------

Cash flows from investing activities:
    Rental equipment additions                                                         (25,234)         (67,658)
    Proceeds from sales of rental equipment                                             10,179           10,263
    Purchases of property and equipment, net                                            (4,767)          (7,701)
    Net assets of business acquired                                                         --          (26,114)
                                                                                        ------           ------

                    Net cash used in investing activities                              (19,822)         (91,210)
                                                                                        ------           ------


                        SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows (continued)
                       Six months ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                 2002             2001
                                                                                 ----             ----
                                                                                   (In thousands)
Cash flows from financing activities:

                                                                                    -
    Proceeds from debt                                                        874,949          284,135
    Repayment of debt                                                        (878,753)        (227,351)
    Amortization of bond discount                                                 149                -
    Increase in deferred financing costs                                      (21,080)            (415)
    Payments to acquire treasury stock                                            (78)              (4)
                                                                              -------         --------

               Net cash (used in) provided by financing activities            (24,813)          56,365
                                                                              -------         --------

               Net decrease in cash                                               (26)            (193)

Cash at beginning of period                                                       586            2,549
                                                                              -------         --------

Cash at end of period                                                     $       560      $     2,356
                                                                            =========       ==========

Supplemental cash flow information:
    Cash paid for income taxes                                            $       465      $       267
                                                                           ==========       ==========

    Cash paid for interest                                                $    37,559      $    48,237
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

     Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. The Company has reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of June 30, 2002 and December 31, 2001 is summarized in the following tables:



                              ------------ June 30, 2002 ------------      ----------- December 31, 2001---------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------       ------      --------      ------------       ------


    Goodwill                 $183,164            $15,215     $167,949     $183,164            $15,215     $167,949

       Intangible
         assets with
         indefinite
         lives as of
         January 1,
         2002
       ---------------

           Assembled
             workforce       $    801            $ 372       $    429       $  801            $   372     $    429





                      SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                              ----------- June 30, 2002 ------------       ----------- December 31, 2001---------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------       ------      --------      ------------       ------


       Intangible
       assets with
       finite lives
       as of January 1,
       2002
       ---------------

           Non-
            compete
            agreements       $   3,128      $      1,460     $  1,668     $   3,128      $       1,142    $   1,986
          Customer
            base                 2,000                359       1,641         2,000                307        1,693
                                 -----       ------------       -----         -----       ------------        -----
                            $    5,128      $       1,819    $  3,309     $   5,128      $       1,449       $3,679
                                 =====       ============       =====         =====       ============        =====

     As required by SFAS No. 142, the results for the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the six and three months ended June 30, 2001.


                                                                  Six Months Ended      Three Months Ended
                                                                    June 30, 2001          June 30, 2001
                                                                  ----------------      ------------------
                                                                                (In thousands)


       Reported net income                                             $  7,473              $  4,949
       Add back:
           Goodwill amortization (net of tax)                             2,296                 1,148
                                                                          -----                 -----
       Adjusted net income                                             $  9,769              $  6,097
                                                                          =====                 =====

       Earnings per share:
           Reported net income                                         $   1.21              $   0.80
                                                                          =====                ======
           Adjusted net income                                         $   1.58              $   0.98
                                                                          =====                ======
       Earnings per share, assuming dilution:
           Reported net income                                         $   1.14              $   0.76
                                                                          =====                ======
           Adjusted net income                                         $   1.50              $   0.93
                                                                          =====                ======



                       SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements (Continued)


(5) EARNINGS PER SHARE

     Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

     The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                Three months ended            Six months ended
                                                                      June 30,                    June 30,
                                                               --------------------          -----------------
                                                                  2002       2001            2002          2001
                                                                  ----       ----            ----          ----


       Weighted-average shares - basic earnings
               per share                                       6,194,799   6,196,620         6,195,575  6,196,647

       Effect of employee stock options                          347,510     332,942           347,538    333,112
                                                               ---------   ---------         ---------  ---------

       Weighted-average shares - diluted earnings
                per share                                      6,542,309   6,529,562         6,543,113  6,529,759
                                                               =========   =========         =========  =========


(6)    COMPREHENSIVE INCOME

     Total  comprehensive  income was $8,100 and $7,560 for the six months ended
June 30, 2002 and 2001, respectively. Total comprehensive income was $4,464 and $5,577 for the three months ended June 30, 2002 and 2001, respectively, which consists of net income and the change in the foreign currency translation adjustment.


                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements (Continued)



(7)    RESTATEMENT OF FINANCIAL STATEMENTS

     Early in the first quarter of 2003, the Company determined that it had understated noncash compensation expense from stock option grants that affected the reported results of operations in the second quarter of 2002. This understatement resulted from a modification the Company made to its stock option plan to allow certain former employees to retain their vested options beyond the period originally specified in the plan. The effect of the understatement on the three and six months income before taxes, net income, and net income per common share and common share diluted is as follows (amounts in thousands, except per share data):


                                        Three Months Ended                       Six Months Ended
                                           June 30, 2002                          June 30, 2002
                                      -----------------------             ---------------------------
                                      Originally                          Originally
                                       Reported      Restated              Reported          Restated
                                       --------      --------              --------          --------


        Income before income
                taxes                 $  6,902       $  4,292              $ 13,664          $ 11,054

             Net Income                  4,479          2,887                 8,197             6,605
                                         =====          =====                 =====             =====

        Net income per common
                share                 $    .72       $    .47              $   1.32          $   1.07
                                         =====          =====                 =====             =====
        Net income per common
            share diluted             $    .69       $    .44              $   1.25          $   1.01
                                         =====          =====                 =====             =====


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

Restatement of Financial Statements

     Early in the first quarter of 2003, we determined that we had understated noncash compensation expense from stock option grants that affected the reported results of operations in the second quarter of 2002. This understatement resulted from a modification we made to our stock option plan to allow certain former employees to retain their vested options beyond the period originally specified in the plan. See Note 7 Restatement of Financial Statements for further information concerning the impact to results of operations.

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

     Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2002 were $22.5 million, a $1.7 million or 8.0% increase from the second quarter of 2001 SG&A expenses of $20.8 million. The overall increase in SG&A expense is due primarily to increased noncash stock option compensation expense and increased insurance cost, partially offset by our continued cost control initiatives that commenced in the second half of 2001.

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

     SG&A expenses for the six months ended June 30, 2002 were $44.0 million, a $1.7 million or 4.0% increases from SG&A expenses of $42.3 million for the first six months of 2001. The overall increase in SG&A expense is due primarily to increased noncash stock option compensation expense and increased insurance cost, partially offset by our continued cost control initiatives that commenced in the second half of 2001.

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

     We believe that Adjusted EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define Adjusted EBITDA as earnings before deducting interest, income taxes, depreciation, amortization, and noncash charges. In 2002, noncash charges consists of noncash stock option compensation expense of $2.6 million. In 2001, noncash charges consisted of $.2 million of noncash stock option compensation expense and a $1.5 million noncash charge related to a casualty loss. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our Adjusted EBITDA decreased by $6.1 million or 6.7% to $84.6 million for the first half of 2002 compared to $90.7 million for the same period of 2001. This decrease in Adjusted EBITDA is a result of the decrease in gross profit described above.

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

Dated: February 13, 2003

                                 CERTIFICATIONS

         I, Gerard E. Holthaus, Chief Executive Officer, certify, that:

                           (1) I have reviewed this quarterly report on Form
                               10-Q/A No.1 of Scotsman Holdings, Inc.;
                           (2) Based on my knowledge, this quarterly report
                               does not contain any untrue statement of a
                               material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
                           (3) Based on my knowledge, the financial statements,
                               and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
                           (4) The registrant's other certifying officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                                     a) designed such disclosure controls and
                                        procedures to ensure that material
                                        information relating to the registrant,
                                        including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                                     b) evaluated the effectiveness of the
                                        registrant's disclosure controls and
                                        procedures as of a date within 90 days
                                        prior to the filing date of this
                                        quarterly report (the "Evaluation
                                        Date"); and
                                     c) presented in this quarterly report our
                                        conclusions about the effectiveness of
                                        the disclosure controls and procedures
                                        based on our evaluation as of the
                                        Evaluation Date;

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

         February 13, 2003

                                    CERTIFICATIONS

         I, Gerard E. Holthaus, acting Chief Financial Officer, certify, that:

                           (1) I have reviewed this quarterly report on Form
                               10-Q/A No.1 of Scotsman Holdings, Inc.;
                           (2) Based on my knowledge, this quarterly report
                               does not contain any untrue statement of a
                               material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
                           (3) Based on my knowledge, the financial statements,
                               and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
                           (4) The registrant's other certifying officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                                     a) designed such disclosure controls and
                                        procedures to ensure that material
                                        information relating to the registrant,
                                        including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                                     b) evaluated the effectiveness of the
                                        registrant's disclosure controls and
                                        procedures as of a date within 90 days
                                        prior to the filing date of this
                                        quarterly report (the "Evaluation
                                        Date"); and
                                     c) presented in this quarterly report our
                                        conclusions about the effectiveness of
                                        the disclosure controls and procedures
                                        based on our evaluation as of the
                                        Evaluation Date;

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

         February 13, 2003

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



             (b)      Reports on Form 8-K



                     In a report dated October 11, 2002, the Company announced the resignation of its Chief Financial Officer (CFO), Gerard E.Keefe and that Gerard E. Holthaus,
                     Chief Executive Officer of the Company will assume the additional duties of CFO until a replacement is named.

                     In a report dated January 29, 2003, the Company announced John Cantlin as its new Senior Vice President and Chief Financial Officer.

Exhibit Number

99.1-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

         In connection with the Quarterly Report of Scotsman Holdings, Inc. (the "Company") on Form 10-Q/A No.1 for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         February 13, 2003

Exhibit Number

99.2-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, acting Chief Financial Officer of the Company

         In connection with the Quarterly Report of Scotsman Holdings, Inc. (the "Company") on Form 10-Q/A No.1 for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, acting Chief Financial Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

         February 13, 2003