Form 10-Q/A
period 2002-09-30
SCOTSMAN HOLDINGS INC
filed 2003-02-13
CIK 923144

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of February 11, 2003, 6,194,799 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                EXPLANATORY NOTE

     This Form 10-Q/A No. 1 is filed to amend Scotsman Holdings, Inc. Form 10-Q for the quarter ended September 30, 2002 to include restated financial statements and to amend and restate each item of Scotsman Holdings, Inc.'s Quarterly Report on Form 10-Q which has been affected by the financial statement restatement. The restatement is described under the heading "MD&A - Restatement of Financial Statements" included herein in Item 2 of Part I and in Note 7 of Scotsman Holdings, Inc.'s consolidated financial statements and related notes, included herein in Item I of Part 1. The items of Scotsman Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 2002 which are amended and restated in their entireties herein are : Part I, Item 1. - Financial Statements, and Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as described in this Explanatory Note, this Form 10-Q/A No. 1 does not otherwise modify the disclosures in Scotsman Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

                            SCOTSMAN HOLDINGS, INC.

                                    INDEX

                               FORM 10-Q/A No.1


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

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q/A No.1 for the quarter ended September 30, 2002 constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




                          PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                                                                September 30,
                                                                                    2002         December 31,
                                                                                 (Unaudited)        2001
                                                                                 -----------     ------------
Assets                                                                                  (In thousands)


Cash                                                                            $        452     $        586
Trade accounts receivable, net of allowance for
   doubtful accounts of $1,317 in 2002 and $1,298 in 2001                             68,957           74,336
Prepaid expenses and other current assets                                             25,358           25,628
Rental equipment, net of accumulated depreciation of
   $200,360 in 2002 and $178,046 in 2001                                             859,389          866,867
Property and equipment, net                                                           74,146           73,782
Deferred financing costs, net                                                         25,055           10,696
Goodwill                                                                             168,956          168,378
Other intangible assets, net                                                           3,433            3,679
Other assets                                                                          21,910           21,034
                                                                                   ---------        ---------
                                                                                $  1,247,656     $  1,244,986
                                                                                   =========        =========
Liabilities and stockholders' equity (deficit)

Accounts payable and accrued expenses                                           $     42,458     $     45,516
Accrued interest                                                                      22,269            4,781
Rents billed in advance                                                               19,013           25,796
Long-term debt                                                                       995,427        1,022,972
Deferred income taxes                                                                154,938          147,200
                                                                                   ---------        ---------

     Total liabilities                                                             1,234,105        1,246,265
                                                                                   ---------        ---------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
     shares; issued 9,507,407 shares in 2002 and 2001                                     95               95
   Additional paid-in capital                                                        237,039          233,926
   Cumulative foreign currency translation adjustment                                 (1,408)          (1,505)
   Retained earnings                                                                  73,763           62,065
                                                                                   ---------        ---------

                                                                                     309,489          294,581

   Less treasury stock, - 3,312,608 common shares in 2002 and
     3,310,808 common shares in 2001, at cost                                       (295,938)        (295,860)
                                                                                   ---------        ---------

     Total stockholders' equity (deficit)                                             13,551           (1,279)
                                                                                   ---------        ---------
                                                                                $  1,247,656     $  1,244,986
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


                      SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
              Three and nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                  Three months ended                 Nine months ended
                                                                     September 30,                      September 30,
                                                                ----------------------              ----------------------
                                                                 2002            2001                 2002          2001
                                                                 ----            ----                 ----          ----
                                                                     (In thousands except share and per share amounts)
Revenues
Leasing                                                        $ 56,075       $ 60,236              $171,718      $178,003
Sales:
     New units                                                   31,902         33,375                73,167        69,670
     Rental equipment                                             8,391          5,566                18,570        15,829
   Delivery and installation                                     28,538         30,209                77,642        71,230
   Other                                                         12,376         11,505                32,149        31,422
                                                                -------        -------               -------       -------
         Total revenues                                         137,282        140,891               373,246       366,154
                                                                -------        -------               -------       -------

Costs of sales and services
   Leasing:
     Depreciation and amortization                               11,700         10,398                33,396        31,163
     Other direct leasing costs                                  12,209         11,986                35,750        31,931
   Sales:
New units                                                        26,934         27,918                61,305        57,414
     Rental equipment                                             6,341          4,074                14,279        11,947
   Delivery and installation                                     23,829         24,321                64,009        56,337
   Other                                                          3,142          2,636                 7,166         5,925
                                                                -------        -------             ---------     ---------
         Total costs of sales and services                       84,155         81,333               215,905       194,717
                                                                 ------         ------               -------       -------

              Gross profit                                       53,127         59,558               157,341       171,437
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     19,736         20,588                63,714        62,858
Other depreciation and amortization                               3,311          4,386                 9,961        13,689
Interest, including amortization of deferred
   financing costs                                               21,582         20,918                64,114        66,056
Non-cash charge for casualty loss                                     -              -                     -         1,500
                                                                 ------         ------               -------       -------
              Total operating expenses                           44,629         45,892               137,789       144,103
                                                                 ------         ------               -------       -------

              Income before income taxes                          8,498         13,666                19,552        27,334
Income tax expense                                                3,405          6,151                 7,854        12,346
                                                                -------        -------               -------      --------
              Net Income                                       $  5,093       $  7,515              $ 11,698      $ 14,988
                                                                 ======         ======               =======       =======

Earnings per common share                                      $    .82       $   1.21              $   1.89      $   2.42
                                                                =======         ======               =======       =======
Earnings per common share, assuming dilution                   $    .78       $   1.15            $     1.79      $   2.30
                                                                =======         ======               =======       =======

Weighted average shares outstanding                           6,194,799      6,196,599             6,195,313     6,196,631
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.



                      SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                       Consolidated Statements of Cash Flows
                    Nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                           2002             2001
                                                                           ----             ----
                                                                               (In thousands)
Cash flows from operating activities:

    Net income                                                          $  11,698      $    14,988
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                               49,264           48,762
               Provision for bad debts                                      2,403            2,573
               Deferred income tax expense                                  7,738           12,305
               Non-cash option compensation expense                         3,113              374
               Gain on sale of rental equipment                            (4,291)          (3,882)
               Decrease (increase) in trade accounts receivable             2,976          (35,112)
               Increase in accounts payable and
                   accrued expenses, including reserve for casualty
                   loss in 2001                                            14,210           11,210
               Other                                                       (6,893)          (7,432)
                                                                           -------          -------

                    Net cash provided by operating activities              80,218           43,786
                                                                           ------           ------

Cash flows from investing activities:
    Rental equipment additions                                            (38,387)         (93,150)
    Proceeds from sales of rental equipment                                18,570           15,829
    Purchases of property and equipment, net                               (5,474)         (14,025)
    Net assets of business acquired                                        (7,173)         (26,114)
                                                                          --------         --------

                    Net cash used in investing activities                 (32,464)        (117,460)
                                                                          --------         --------





                      SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows (continued)
                    Nine months ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                     2002               2001
                                                                     ----               ----
                                                                         (In thousands)
Cash flows from financing activities:
    Proceeds from debt                                             1,007,417          418,251
    Repayment of debt                                             (1,035,199)        (346,192)
    Amortization of bond discount                                        238                -
    Increase in deferred financing costs                             (20,266)            (544)
    Payments to acquire treasury stock                                   (78)              (4)
                                                                   ---------         ---------

        Net cash (used in) provided by financing activities          (47,888)          71,511
                                                                   ---------        ---------

        Net decrease in cash                                            (134)          (2,163)

Cash at beginning of period                                              586            2,549
                                                                   ---------        ----------

Cash at end of period                                           $        452     $        386
                                                                 ===========        =========

Supplemental cash flow information:
    Cash paid for income taxes                                  $        487     $        346
                                                                 ===========        =========

    Cash paid for interest                                      $     43,367     $     61,020
                                                                 ===========        =========

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

     Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. The Company has reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of September 30, 2002 and December 31, 2001 is summarized in the following tables:

                                --------- September 30, 2002 ---------       --------- December 31, 2001---------
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

       Intangible
         assets with
         indefinite
         lives as of
         January 1,
         2002
       ---------------------
       ---------------------

           Assembled
             workforce          $    801       $   372        $   429      $    801         $   372        $   429






                       SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                                --------- September 30, 2002 ---------       --------- December 31, 2001---------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------       -------     --------      ------------       -------

       Intangible
          Assets with
          Finite lives
          as of
       January     1, 2002
       ---------------------


           Non-
            compete
            agreements         $3,445          $1,626          $1,819       $3,128          $1,142          $1,986
          Customer
            base                2,000             386           1,614        2,000             307           1,693
                                -----           -----           -----        -----           -----           -----
                               $5,445          $2,012          $3,433       $5,128          $1,449          $3,679
                               ======          ======           =====        =====           =====           =====

     As required by SFAS No. 142, the results for the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the nine and three months ended September 30, 2001.

                                                                  Nine Months                   Three Months
                                                                      Ended                         Ended
                                                               September 30, 2001            September 30, 2001
                                                                 (In thousands)                (In thousands)
                                                               ------------------            ------------------


      Reported net income                                      $     14,988                  $ 7,515
       Add back:
           Goodwill amortization (net of tax)                         3,444                    1,148
                                                                     ------                    -----
       Adjusted net income                                     $     18,432                  $ 8,663
                                                                     ======                    =====

       Earnings per share:
           Reported net income                                 $       2.42                  $  1.21
                                                                      =====                    =====
           Adjusted net income                                 $       2.97                  $  1.40
                                                                      =====                    =====
       Earnings per share, assuming dilution:
           Reported net income                                 $       2.30                  $  1.15
                                                                      =====                    =====
           Adjusted net income                                 $       2.82                  $  1.33
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

     The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                                         Three months ended               Nine months ended
                                                                           September 30,                    September 30,
                                                                       ---------------------            --------------------
                                                                       2002             2001            2002             2001
                                                                       ----             ----            ----             ----


       Weighted-average shares - basic earnings
               per share                                               6,194,799   6,196,599            6,195,313   6,196,631

       Effect of employee stock options                                  348,483     332,213              347,853     332,490
                                                                       ---------   ---------            ---------  ----------

       Weighted-average shares - diluted earnings
                per share                                              6,543,282   6,527,812            6,543,166   6,529,121
                                                                       =========   =========            =========   =========


(6)    COMPREHENSIVE INCOME

       Total comprehensive income was $11,795 and $14,219 for the nine months ended September 30, 2002 and 2001, respectively. Total comprehensive income was $3,695 and $6,659 for the three months ended September 30, 2002 and 2001, respectively, which consists of net income and the change in the foreign currency translation adjustment.



                   SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)


(7)    RESTATEMENT OF FINANCIAL STATEMENTS

     Early in the first quarter of 2003, the Company determined that it had understated noncash compensation expense from stock option grants that affected the reported results of operations in the second and third quarters of 2002.
This understatement resulted from a modification the Company made to its stock option plan to allow certain former employees to retain their vested options beyond the period originally specified in the plan. The effect of the understatement on the three and nine months income before taxes, net income, and net income per common share and common share diluted is as follows (amounts in thousands, except per share data):

                                          Three Months Ended                   Nine Months Ended
                                          September 30, 2002                   September 30, 2002
                                       -----------------------             -------------------------
                                       Originally                          Originally
                                        Reported      Restated              Reported        Restated
                                        --------      --------              --------        --------

        Income before income
                taxes                    $9,001         $8,498               $22,665         $19,552

             Net Income                   5,400          5,093                13,597          11,698
                                          =====          =====                ======          ======

        Net income per common
                share                    $  .87         $  .82               $  2.19         $  1.89
                                          =====          =====                ======          ======
        Net income per common
            share diluted                $  .83         $  .78               $  2.08         $  1.79
                                          =====          =====                ======          ======



Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Restatement of Financial Statements

     Early in the first quarter of 2003, we determined that we had understated noncash compensation expense from stock option grants that affected the reported results of operations in the second and third quarters of 2002. The understatement resulted from a modification we made to our stock option plan to allow certain former employees to retain their vested options beyond the period originally specified in the plan. See Note 7 Restatement of Financial Statements for further information concerning the impact to results of operations.


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

     Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2002 were $19.7 million, a $.9 million or 4.1% decrease from the third quarter of 2001 SG&A expenses of $20.6 million. The overall decrease in SG&A expense is due to our continued cost control initiatives that commenced in the second half of 2001, partially offset by increased insurance and property costs, and increased noncash stock option compensation expense.

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

     SG&A expenses for the nine months ended September 30, 2002 were $63.7 million, a $.9 million or 1.4% increase from SG&A expenses of $62.9 million for the nine months ended September 30, 2001. The overall increase in SG&A expense is due primarily to increased noncash stock option compensation expense, and increased insurance and property costs, partially offset by our continued cost control initiatives that commenced in the second half of 2001.

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

     We believe that Adjusted EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define Adjusted EBITDA as earnings before deducting interest, income taxes, depreciation, amortization, and noncash charges. In 2002, noncash charges consists of noncash stock option compensation expense of $3.1 million. In 2001, noncash charges consisted of $.4 million of noncash stock option compensation expense and a $1.5 million noncash charge related to a casualty loss. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our Adjusted EBITDA decreased by $10.0 million or 7.1% to $130.1 million for the nine months ended September 30, 2002 compared to $140.1 million for the same period of 2001. This decrease in Adjusted EBITDA is a result of the decrease in gross profit described above.

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

                       In a report dated October 11, 2002, the Company announced the resignation of its Chief Financial Officer (CFO), Gerard E. Keefe and that Gerard E. Holthaus, Chief Executive Officer of the Company will assume the additional duties of CFO until a replacement is named.

                       In a report dated January 29, 2003, the Company announced John Cantlin as its new Senior Vice President and Chief Financial Officer.

Exhibit Number

99.1-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

         In connection with the Quarterly Report of Scotsman Holdings, Inc. (the "Company") on Form 10-Q/A No.1 for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         February 13, 2003

Exhibit Number

99.2-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, acting Chief Financial Officer of the Company

         In connection with the Quarterly Report of Scotsman Holdings, Inc. (the "Company") on Form 10-Q/A No.1 for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, acting Chief Financial Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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