Form 10-K
period 2003-12-31
SCOTSMAN HOLDINGS INC
filed 2004-03-25
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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
Securities registered pursuant to
Section 12(b) of the Act:


        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
               None                                    None
               ----                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----
                                (Title of class)

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


     As of March 25, 2004,  6,194,799  shares of the  Registrant's  common stock
were   outstanding.   There  were  143,907   shares  of  common  stock  held  by
non-affiliates of the Registrant.

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-K for the year ended December 31, 2003 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I
Item 1.  Business

General

     Scotsman Holdings, Inc. (Holdings) was incorporated under the laws of Delaware in November 1993 for the purpose of acquiring Williams Scotsman, Inc.
("Scotsman,"   individually;   "the  Company"  or  "we"  collectively  with
Holdings). Holdings conducts business solely as a holding company. Its only significant asset is the capital stock of Scotsman. Therefore, Holdings is dependent upon the cash flows of Scotsman for all of its cash needs.

     Scotsman was formed by the 1990 merger of Williams Mobile Offices, Inc., referred to as "Williams," and Scotsman Manufacturing, Inc. Both companies were founded in the mid-1940s. At the time of the combination, Williams had 17 offices located in 13 Eastern states and 15,000 rental units. Scotsman Manufacturing had 11 offices located in four Western states and 7,500 rental units. Both Williams and Scotsman Manufacturing had mobile office leasing as well as manufacturing and modular building operations. Subsequent to the merger, we made the strategic decision to close our manufacturing facilities and focus on core leasing activities.

     We are currently the second largest lessor of mobile office units in North America with units leased through a network of branch offices located throughout the United States and Canada. Our mobile office units provide high quality, cost-effective relocatable space solutions to an estimated 24,000 customers in 450 industries, including construction, education, commercial and industrial and government. Our leasing operations have generated recurring revenues, high levels of repeat business and an average existing lease duration of approximately 23 months. In addition to our core leasing operations, we sell new and previously leased mobile office units and provide delivery, installation and other ancillary products and services.

     Our mobile office fleet is generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. The units are fitted with axles and hitches and are towed to various locations. Most units are wood frame mounted on a steel chassis, contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are durable and have an estimated useful life of generally 20 years. Storage products are windowless and are typically used for secure storage space. There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels. The basic storage unit features a roll-up or swing door at one end. Units are made of heavy exterior metals for security and water tightness. The average age of our mobile office units is approximately 9 years while the average age of the storage units is approximately 11 years. The average age of the total fleet is approximately 9 years.

     From 1997 to 2003, we increased revenues at a compound annual growth rate, or "CAGR," of 10.8% to $437.8 million. Over the same period, cash flow from operating activities increased at a CAGR of 14.8% to $74.3 million and Adjusted EBITDA, as defined in Item 7 - Liquidity and Capital Resources, grew at a CAGR of 8.6% to $151.5 million. The number of lease fleet units increased 93% to 91,000 units. We have achieved this growth by expanding our lease fleet through factory purchases and acquisitions, expanding our branch network, increasing ancillary high margin services and product lines and improving fleet management.

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

Recapitalization

     In December 1993, Odyssey Partners, L.P., together with management, acquired all of the common stock of Holdings, Inc., which owns 100% of the outstanding voting securities of Scotsman.

     Pursuant to a recapitalization agreement, on May 22, 1997, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million in cash. Such amounts have not been restated for the three-for-one stock split granted by Holdings in December 1997. Pursuant to the May 1997 recapitalization, an investor group, which included affiliates of The Cypress Group L.L.C. and Keystone, Inc., acquired a significant equity stake in Holdings. In related transactions, we purchased or repaid all of the outstanding indebtedness. In conjunction with the debt extinguishment, we recognized an extraordinary loss of $13.7 million. The transactions described above are collectively referred to herein as the "Recapitalization".

Expansion and Acquisitions

     Since the 1997 recapitalization, Scotsman has added several 100% owned subsidiaries, including Willscot Equipment LLC or "Willscot", Space Master International, Inc., or "SMI," Williams Scotsman of Canada, Inc., or "WSC," Evergreen Mobile Company, or "Evergreen," and Truck and Trailer Sales, Inc., or "TNT." Willscot was created in 1997 as part of the recapitalization of our company and WSC was formed in April 1998 to begin our expansion into the Canadian marketplace. We acquired SMI, a privately held Georgia corporation, on September 1, 1998 for total consideration of $272.7 million adding approximately 12,800 units to our lease fleet. On February 1, 1999, we acquired Evergreen, a privately held Washington corporation with a 2,000 unit mobile office fleet, for $36.2 million. TNT was acquired in August of 2000 for $8.6 million and added 1,000 units to our lease fleet. SMI, Evergreen and TNT currently have no assets or operations.

     In addition, we have completed several asset acquisitions over the past five years as a complement to our internal fleet growth and branch expansion, the most significant of which was Mckinney Mobile Modular, or "Mckinney," with a fleet of 1,600 units. We purchased the sales and leasing business of Mckinney, a privately held California corporation, on February 1, 2001 for total consideration of $26.1 million. On July 31, 2002 we acquired the mobile office and storage product fleet of Northgate Industries Ltd., an Edmonton,
Alberta-based Canadian company that was involved in the leasing of mobile offices to industrial markets. The transaction added over 500 units for a net purchase price of $7.0 million. On May 29, 2003 we purchased the mobile office leasing fleet business of AFA Locations Inc, a Montreal-based Canadian company. The purchase price was $3.2 million and the transaction added approximately 300 units.


Competitive Strengths

     Market Leadership. We are one of two national operators competing in the highly fragmented mobile office industry and believe our lease fleet is more than three times larger than that of our next largest competitor. We are the first or second largest provider of leased fleet units in most of our regional markets.

     National Presence and Customer Diversity. Our national presence provides us with the benefits of (1) customer and geographic diversification, (2) less sensitivity to regional economic downturns, (3) the ability to redeploy units within our branch network to optimize utilization levels in response to regional economic downturns, which reduces the need for new unit purchases and (4) economies of scale. We have an estimated 24,000 customers, the largest of which accounted for only 1.8% of 2003 revenues.

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

     Dedicated Marketing and Customer Service. Through extensive marketing and customer service programs, we focus on maintaining and expanding long-term customer relationships. We also maintain a full-service national support staff to prepare units for lease and maintain units while on lease. As a result of this extensive customer service, our leasing operations have generated recurring revenues due to high levels of repeat business.

     Experienced Management. Since 1997, the current management team has doubled the size of our fleet and increased the size of our branch network, both organically and through selective strategic acquisitions. Management holds personal equity investments equivalent to approximately a 12% share of Holdings on a fully diluted basis. We believe that this represents a significant economic commitment to and confidence in our company.

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

     Given recent economic trends, we implemented a strategic initiative to dispose of selected rental units in our lease fleet which we have determined no longer merit further investment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 - Accounting for the Impairment or Disposal of Long Lived Assets, we plan to sell to one or more buyers approximately 2,900 units within a year of December 31, 2003, the effective date of the disposal initiative.

     Management's business and growth strategy includes the following:

     Fleet and Branch Expansion. We plan to continue to capitalize on the industry's favorable long-term growth trends by increasing customer penetration and fleet size in existing markets. In addition, we plan to open branches in new markets where positive business fundamentals exist. From January 1, 2000 to December 31, 2003, we increased the number of units from approximately 79,600 to 91,000 as a result of general fleet expansion and to a much lesser extent, through acquisitions.

     Selective Fleet Acquisitions. To complement our internal fleet and branch expansion, we plan to continue to capitalize on the industry's fragmentation and expand our geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. Typically, there is a low cost of integrating acquired fleets and acquired units have existing leases that generate immediate revenues. From January 1, 2000 to December 31, 2003, we made five acquisitions of approximately 3,800 units for a total fleet purchase price of $39.6 million. Units added through acquisitions have accounted for approximately 14% of the value of our total fleet purchases during this period.


     Storage and Ancillary Products. We continue to diversify our product offerings and deliver ancillary products and services to leverage our existing branch network. Since January 1, 2000, we have grown our storage product fleet, which provides secured storage space, from 15,200 units to 20,200 at December 31, 2003. Ancillary products and services include the rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

     Education Market Trends. The education market accounted for approximately 23% of our 2003 revenues. We believe that the education market offers growth opportunities as a result of the following: (1) state and local governmental pressures to find cost-effective ways to expand classroom capacity, (2) increased interstate and intrastate migrations necessitating rapid expansion of education space and (3) the predicted growth of the school age population.


Recession Resistance

     Although a portion of our business is with customers in industries that are cyclical in nature and subject to change in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and our operating strategies should help to mitigate the effects of economic downturns. These characteristics include (1) our typical lease terms, which include contractual provisions requiring customers to retain units on lease for, on average, 13 months, and have an average existing lease duration of 23 months, (2) the flexibility and low cost offered to our customers by leasing which may be an attractive alternative to capital purchases, (3) our ability to redeploy units during regional recessions, (4) the diversity of our industry exposure and (5) the geographic balance of our operations.

Products

     Our products can be used to meet a variety of customer needs. Sample applications include classrooms, construction site offices, sales offices and special events headquarters. Our mobile office fleet ranges from single-unit facilities to section modular structures, which combine two or more units into one structure for applications that require more space. Units typically range in size from 8 to 14 feet in width and 16 to 70 feet in length and are generally wood frame mounted on a steel chassis, constructed using a steel frame and undercarriage with an exterior of wood or aluminum. The units are fitted with axles and hitches and are towed to various locations. Most units contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are extremely durable and have an estimated economic useful life of generally 20 years. During 2003, the average purchase price for new mobile office units (excluding storage products) was $14,200 and the average mobile office unit was leased for approximately $300 per month, although rates vary depending upon size, product type, features and geographic region. Products have varying lease terms, with average contractual terms of 13 months. However, most customers retain the product for a longer period as evidenced by an average existing lease duration of 23 months at December 31, 2003.


     Our specific product offerings are described below:

     Single-Wide Mobile Offices. Single-wide mobile offices are the most functional and versatile units in our lease fleet. Units typically have "open interiors" which can be modified using movable partitions. Single-wide mobile offices include tile floors, air conditioning/heating units, partitions and, if requested, toilet facilities.

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

     Management believes geographic diversification of our branch network mitigates economic and operating risk. In 2003, the Northeast, Mid Atlantic, Southeast, South Central, West, North Central and Canadian regions accounted for 20%, 14%, 20%, 10%, 20%, 11%, and 5% of our revenues, respectively.

     Our branches are generally headed by a dedicated branch manager. The branch system is supervised by six U.S. regional vice presidents and an executive vice president who average 19 years of industry experience and 12 years with our company. Management believes it is important to encourage employees to achieve revenue and profit levels and to provide a high level of service to our customers. Approximately 30% of the regional managers' compensation is based upon the financial performance of their branches and approximately 45% of branch managers' compensation is tied to budgeted Adjusted EBITDA levels. Sales representatives' compensation is commission driven and based on the gross profits of new business.

Operations

     Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. We monitor fleet utilization at each branch. For
2003, average fleet utilization was 76.6%. While we adjust our pricing to respond to local competition in our markets, we believe that we generally achieve a rental rate equal to or above that of our competitors because of the quality of our products and our high level of customer service.

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




Capital Expenditures and Acquisitions

     We closely monitor fleet capital expenditures, which include fleet purchases and capitalizable costs of improvements to existing units. Generally, fleet purchases are controlled by field and corporate executives, and must pass our fleet purchasing policy guidelines (which include ensuring that utilization rates and unrentable units levels are acceptable, that redeployment, refurbishment and conversion options have been evaluated, and that specific return on investment criteria have been met). We purchase our units through approximately 50 third-party suppliers (most suppliers have only one factory, which generally serves a market within 300 to 400 miles), with no significant dependence on any supplier. The top three suppliers of units for 2003 represented approximately 39% of all fleet purchases, and the top ten suppliers represented approximately 73% of all fleet purchases. We believe that we have an excellent working relationship with our suppliers.

     We believe that our fleet purchases are flexible and can be adjusted to match business needs and prevailing economic conditions. We are not "locked in" to long-term purchase contracts with manufacturers and can modify our capital spending activities to meet customer demand. For example, our fleet capital expenditures decreased from approximately $105.5 million in 2001 to approximately $40.8 million in 2002 and then increased to approximately $53.3 million in 2003.

     We supplement our fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and will adjust its fleet spending patterns as acquisition opportunities become available.

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

     Through our marketing and sales efforts we have successfully expanded the uses for our products. For example, since 1993, the number of industries (as measured by SIC code) that lease or purchase our products has increased from 360 to 450. Additionally, we expect to continue to increase our penetration of other industries that would benefit from the usage of our products. See "--Customer Base."

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

     During 1996, we began developing national accounts. To date, we have established approximately 270 national accounts and continue to pursue other national account relationships. The relationships are coordinated by a national account manager and serviced by the branch network. Due to our broad geographic capabilities, this program allows us to further differentiate ourselves from many of our "mom-and-pop" competitors by providing consistent service on a national basis.

Customer Base

     We continually seek to expand our customer base and the applications for our products. Our customer base is comprised of an estimated 24,000 companies, which operate in approximately 450 industries, a significant increase over 1993 levels of 7,700 customers in 360 industries. We believe that the construction and education industries accounted for approximately 32% and 23%, respectively, of total revenues in 2003, and that no other industry accounted for more than 6% of total revenues in 2003. During 2003, no single customer accounted for more than 2% of our total revenues and our top ten customers accounted for approximately 7% of total revenues.

Our key customer industries as categorized by SIC Code are as follows:

     Commercial/Industrial and Other. This category includes a variety of industries and product uses which help diversify our revenue stream. Common examples include: entertainment, recreation, transportation terminals, recycling, retail and fast food establishments, metal processing and refining and disaster relief. Although there are a number of different industries in this category, we believe that no single industry included in this category was material to us in 2003.

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

     Education. Rapid and unpredictable shifts in populations within states often necessitate quick expansion of education facilities particularly in elementary and secondary schools. State and local governmental budgetary pressures have made mobile offices, especially multi-sectional offices, a convenient and cost-effective way to expand classroom, laboratory and library capacity. Our quality products are well suited for educational institutions, which demand a high level of maintenance and service support.

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


Fleet Management Information Systems

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

Employees

     As of December 31, 2003 we had approximately 1,150 employees. None of our employees are covered by a collective bargaining agreement. Management believes its relationship with our employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees.

Risk Factors

Risks Relating to Our Indebtedness

Our  substantial debt could adversely affect our financial  health.
------------------------------------------------------------------
          We have a substantial amount of debt. As of December 31, 2003, we had $962.2 million of indebtedness.

          Our substantial debt could have important consequences including:

     o making our company more vulnerable to general adverse economic and industry conditions;

     o    limiting our ability to obtain additional financing for future working
          capital,  capital  expenditures,   strategic  acquisitions  and  other
          general corporate requirements;


     o exposing us to interest rate fluctuations because the interest on the debt under our credit facility is at variable rates;

     o requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

     o limiting our flexibility in planning for, or reacting to, changes in our business; and

     o placing us at a competitive disadvantage compared to any competitors that have less debt.


We may incur additional debt.
----------------------------
          We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our 9.875% senior notes due 2007 and our 10.0% senior secured notes due 2008 (collectively referred to as the "Senior Notes") permit us to incur a substantial amount of additional debt and our credit facility will permit additional borrowings under certain circumstances. As of December 31, 2003, we had $231.4 million of additional borrowing base (collateral) availability under our credit agreement. However, Consolidated Leverage ratio covenant restrictions limit our borrowing availability under the credit agreement at December 31, 2003 to $57.9 million. Accordingly, this additional indebtedness, if issued, could further exacerbate all the risks described above.


The indentures governing the Senior Notes and our credit facility contain various covenants which limit the discretion of our management in operating our business and could prevent us from engaging in some beneficial activities.
-------------------------------------------------------------------------------

     The indentures governing the Senior Notes and our credit facility contain various restrictive covenants that limit our management's discretion in operating our business. In particular, these agreements will limit our ability to, among other things:

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

     In addition, our credit facility also requires us to maintain certain financial ratios and limits our ability to make capital expenditures. If we fail to comply with the restrictions of the indentures governing the Senior Notes, our credit facility or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.


Our ability to service our debt requires a significant amount of cash.
---------------------------------------------------------------------
     To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

          o economic and competitive conditions affecting the mobile office industry;

          o operating difficulties, increased operating costs or pricing pressures we may experience; and

          o    a decline in the resale value of our units.

     Our estimated debt service obligations for 2004 are $85.4 million, based on (1) the projected average outstanding balance of the Senior Notes for 2004, (2) an interest rate of approximately 5% on our projected average outstanding variable rate debt for 2004 and (3) scheduled term loan repayments in 2004. Our annual debt service obligations will increase by $2.6 million per year for each 1% increase in interest rates, based on the balance of variable rate debt outstanding at December 31, 2003. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital investments, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you as to the terms of any such transaction or how soon any such transaction could be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."



Risks Relating to Our Business

Elements of our business are sensitive to general economic conditions.
---------------------------------------------------------------------
     A portion of our revenues are derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, such as the construction industry. In addition, because we conduct our operations in a variety of markets, we are subject to economic conditions in each of these markets. Although we believe that certain of our operating strategies and industry characteristics may help to mitigate the effects of economic downturns, general economic downturns or localized downturns in markets where we have operations, including any downturns in the construction industry, could have a material adverse effect on us and our business, results of operations and financial condition. In particular, as a result of the recent recession and its impact on the construction industry, our financial results have been adversely impacted. In addition, at the present time we are unable to predict what long-term effect, if any, recent political events, including those relating to, or arising out of the growing threat of terrorism, and their attendant consequences will have on our business. Any of the foregoing economic or political events could have a material adverse effect on our results of operations and financial condition.


We  face  significant  competition  in  the  mobile  office  industry.
---------------------------------------------------------------------
     Although our competition varies significantly by market, the mobile office industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively. However, our primary competitor, GE Capital Modular Space, is less leveraged, has greater market share or product availability in some markets, and has greater financial resources and pricing flexibility than we do.

An investor group controls a majority of our board of directors.
---------------------------------------------------------------

     An investor group, which includes affiliates of The Cypress Group L.L.C., and Keystone, Inc., beneficially owns in the aggregate approximately 82% of Holdings outstanding common stock. Holdings in turn owns 100% of Scotsman's outstanding voting securities. As a result, the investor group has the ability to control our management, policies and financing decisions, to elect a majority of the members of our board of directors and to control the vote on all matters coming before our stockholders.


We may not be able to remarket units returning from leases.
----------------------------------------------------------
     Our  typical  lease   terms,   which   include    contractual   provisions
     requiring customers to retain units on lease for, on average, 13 months, actually have an average existing lease duration of 23 months. Because our customers generally rent our units for periods longer than the contractual lease terms, 60% of our leases are on a month-to-month basis. In addition, 22% of our leases have contractual lease terms expiring within six months. Should a significant number of our leased units be returned during any short period of time, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could have a material adverse effect on our financial performance and our ability to continue expanding our fleet.


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


A write-off of all or a part of our goodwill would adversely affect our operating results and net worth.
----------------------------------------------------------------------

     We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. As of December 31, 2003, we had $169.9 million of unamortized goodwill on our balance sheet, which represented 14.1% of our total assets. Through December 31, 2001, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 20 to 40 years. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 142 requires that, effective January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We determined that goodwill was not impaired for the fiscal year ended December 31, 2003. Although it does not affect our cash flow, a write-off in future periods of all or a part of our goodwill would adversely affect our operating results and net worth.

Item 2.  Properties

     Our headquarters, which we own, is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Our company is comprised of 85 branches located throughout the United States and Canada. We lease approximately 71% of our branch properties and we own the balance. Management believes that none of our branch properties, individually, is material to our operations.

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

     During 2003 and 2002, Scotsman paid dividends to Holdings of approximately $55,000 and $133,000, respectively, for normal operating expenses. Scotsman does not intend to pay any other dividends except for the normal operating expenses of Holdings, but reserves the right to do so. Scotsman's ability to pay dividends to Holdings is limited to amounts for corporate and administrative expenses. The indentures governing the Senior Notes and our credit agreement contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests. (See Note 5 of Notes to the Consolidated Financial Statements.)





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

                                                                Year Ended December 31,
                                               -------------------------------------------------------

                                                  1999         2000        2001         2002       2003
                                                  ----         ----        ----         ----       ----
                                                 (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
     Leasing                                    $201,820     $220,547    $238,151    $227,106  $213,976
     Sales:
         New units                                73,001       73,291      91,114      98,927    71,635
         Rental equipment                         22,369       21,571      22,212      23,951    20,734
     Delivery and installation                    71,245       79,097      97,342     101,034    91,318
     Other                                        37,370       37,640      43,437      44,155    40,113
                                                 -------      -------     -------     -------   -------
         Total                                  $405,805     $432,146    $492,256    $495,173  $437,776
-------------------------------------------------------------------------------------------------------
Gross profit:
     Leasing                                    $136,543     $148,454    $153,281    $134,862  $117,015
     Sales:
         New units                                12,678       13,023      15,945      16,363    12,224
         Rental equipment                          5,133        5,266       5,326       5,787     4,373
     Delivery and installation                    18,886       19,427      19,003      16,494    12,462
     Other                                        29,949       31,057      35,063      34,254    31,839
                                                 -------       ------      ------     -------    ------
         Total                                  $203,189     $217,227    $228,618    $207,760  $177,913
-------------------------------------------------------------------------------------------------------

Selling, general and administrative
     expenses                                   $ 71,480    $  76,872    $ 82,573    $ 85,779  $ 76,297
Other depreciation and amortization               15,866       17,474      18,845      13,438    13,869
Interest                                          83,878       91,860      85,486      85,208    87,174
Held for sale impairment charge                      ---          ---         ---         ---    19,386
Casualty loss                                        ---          ---       1,500         ---       ---
                                                     ---          ---       -----         ---       ---

Income (loss) before income taxes                 31,965       31,021      40,214      23,335   (18,813)
Income tax expense (benefit)                      14,694       14,938      17,585       8,137    (7,131)
                                                  ------       ------      ------       -----     ------
Net income (loss)                               $ 17,271   $   16,083    $ 22,629    $ 15,198  $(11,682)
                                                  ======       ======      ======      ======    ======
Net income (loss) per common share-basic        $   2.79   $     2.60    $   3.65    $   2.45  $  (1.89)
                                                    ====         ====        ====        ====      ====
Net income (loss) per common share-
       assuming dilution                        $   2.64   $     2.46    $   3.46    $   2.32  $  (1.89)
                                                    ====         ====        ====        ====      ====

-------------------------------------------------------------------------------------------------------



                                                                   As of December 31,
                                                                   -----------------
                                                  1999         2000        2001         2002         2003
                                                  ----         ----        ----         ----         ----
                                                                   (Dollars in thousands)

Balance Sheet Data:
Rental equipment, net (1)                   $  726,924     $799,994   $ 866,867     $828,927     $828,078
Total assets                                 1,066,467    1,145,901   1,244,986    1,229,767    1,205,111
Revolving credit facility &
long-term debt                                 915,823      959,110   1,022,972      984,345      962,178
Stockholder's (deficit) equity                 (38,683)     (22,578)     (1,279)      19,273       18,364


Selected Quarterly Financial Data (Unaudited):
(In thousands except per share data)                       Year ended December 31, 2003
--------------------------------------------------------------------------------------------------------
Quarter                                          First      Second       Third       Fourth        Year
--------------------------------------------------------------------------------------------------------

Revenues                                      $100,706     $107,828    $117,338     $111,904     $437,776
Gross profit                                    43,958       44,356      45,402       44,197      177,913
Held for sale charge                                --           --          --       19,386       19,386
Income (loss) before
    income  taxes                                  110        2,554        (584)     (20,893)     (18,813)
Income    (loss)    before   income
taxes-previously reported                          310        1,153        (447)         N/A          N/A
Net income (loss)                                   65        1,532        (352)     (12,927)     (11,682)
                                                    ==        =====         ===       ======       ======
Net    income     (loss)-previously
reported  (2)                                 $    185     $    692    $   (270)         N/A          N/A
                                                   ===          ===         ===
Net income (loss) per
       common share                           $   0.01     $   0.25    $  (0.06)     $ (2.09)   $   (1.89)

Net income (loss) per common
share-previously reported (2)                 $   0.03     $   0.11    $  (0.04)         N/A          N/A

Net income (loss) per
       common share-assuming dilution         $   0.01     $   0.23    $  (0.06)     $ (2.09)   $   (1.89)

Net income (loss) per common share-assuming
dilution-previously reported (2)              $   0.03     $   0.11    $  (0.04)         N/A          N/A
---------------------------------------------------------------------------------------------------------


(In thousands except per share data)                       Year ended December 31, 2002
---------------------------------------------------------------------------------------------------------
Quarter                                          First       Second       Third       Fourth        Year
---------------------------------------------------------------------------------------------------------
Revenues                                      $119,867     $116,097    $137,282     $121,927      $495,173
Gross profit                                    52,788       51,426      53,127       50,419       207,760
Income before income taxes                       6,762        4,292       8,498        3,783        23,335
Net income                                    $  3,718     $  2,887    $  5,093     $  3,500      $ 15,198
Net income per common share-basic             $   0.60     $   0.47    $   0.82     $   0.56      $   2.45
Net income per common share-assuming dilution $   0.57     $   0.44    $   0.78     $   0.53      $   2.32
----------------------------------------------------------------------------------------------------------




     (1) As of December 31, 2003 and 2002, the net balance of rental equipment excludes certain rental units, which no longer merit further investment pursuant to a strategic disposal initiative adopted in December 2003. The balance of these excluded held for sale units as of December 31, 2003 and 2002 was $.4 million and $21.2 million, respectively. The 2002 rental equipment balance presented in the balance sheet and herein was adjusted in accordance with SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 10 to Consolidated Financial Statements-Assets Held for Sale.

     (2) The first, second and third quarters of 2003 were adjusted to reflect the adoption of SFAS No. 148 - Accounting for Stock-based Compensation-Transition and Disclosure, effectively adopted January 1, 2003.



                                              For the three months ended
                                              --------------------------
                                        March 31,    June 30,     September 30,
                                          2003         2003          2003
                                         --------    ---------    ------------
Quarterly compensation
expense-previously reported               $ 11        $1,694         $ --

Quarterly compensation
expense-restated for adoption
of SFAS 148                                293           137          211

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion regarding our financial condition and results of operations for the three years ended December 31, 2003 should be read in conjunction with the more detailed information and financial statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Safe Harbor Statement Cautionary Notice Regarding Forward-Looking Statements".

Critical Accounting Policies and Estimates

     General. This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements.) On an on-going basis, we evaluate estimates, including those related to depreciation of rental equipment, bad debts, contingencies and litigation, intangible assets, stock-based compensation, foreign currency translation, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Depreciation of rental equipment. We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue (generally 20 years), and the residual value (typically 50% of original cost) is determined based on our estimate of the expected value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

     Allowance for doubtful accounts. We are required to estimate the collectibility of our trade receivables. Accordingly, allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. We evaluate a variety of factors in assessing the ultimate realization of these receivables including the current credit-worthiness of customers. The allowance for doubtful accounts is determined based on historical collection results, days sales outstanding trends, and an ongoing review of specific customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income.

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

     Goodwill and Other Intangible Impairment. We have significant intangible assets related to goodwill and other acquired intangibles. The determination of whether or not these assets are impaired involves significant judgments. We periodically evaluate our goodwill, long lived assets, and intangible assets for potential impairment indicators. Our judgment regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance, and/or legal factors. Based on our valuations of goodwill completed during 2003, we determined that goodwill was not impaired. Future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $169.9 million, the amount of unamortized goodwill on our balance sheet as of December 31, 2003, resulting in a charge to operations.

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

     Stock-based Compensation. Prior to 2003, we accounted for our issuance of stock options and any modifications thereof using variable plan accounting and the intrinsic value method under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 - Accounting for Stock-Based Compensation. We selected the modified prospective method of adoption described in SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

     Stock-based Compensation (continued). In accordance with the modified prospective method of adoption, results for prior years have not been restated. The following input variables were used to compute stock option fair values and the related stock compensation expense using the Cox Ross Rubinstein binomial model in accordance with SFAS No. 148 adoption standards:

                                       2003              2002             2001
                                       ----              ----             ----
        Risk-free interest rate        2.97%             3.80%            4.50%
        Expected life in years         5.00              5.00             5.00
        Expected Volatility            45.2%             46.2%            51.6%
        Expected Dividends              0.0%              0.0%             0.0%

General

     Holdings is a holding company formed in November 1993, and conducts its business solely through Scotsman, its 100% owned subsidiary. We derive our revenues and earnings from the leasing and sale of mobile office and storage units, delivery and installation of those units and the provision of other ancillary products and services. Leasing operations, which primarily comprise the leasing of mobile office units and the sale of units from our lease fleet, account for a majority of our revenues and gross profits. Used mobile office units are sold from our lease fleet in the ordinary course of business at either fair market value or, to a lesser extent, pursuant to pre-established lease purchase options. The sale of rental equipment results in the availability of the total cash proceeds and generally results in the reporting of gross profit on such sales.

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

     During 2002 and 2003, our business was adversely impacted by overall soft economic conditions, which affected our construction customers primarily, and state budget issues in certain parts of the country that have affected our education customers. Although a portion of our business is with customers in industries such as these that are cyclical in nature and/or subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and their operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) our typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 13 months, (ii) the flexibility and low cost offered to our customers by leasing which may be an attractive alternative to capital purchases, (iii) our ability to redeploy units during regional recessions and (iv) the diversity of our industry segments and the geographic balance of our operations.


     In the ordinary course of business, we acquire leasing and related businesses. On May 29, 2003, we acquired the leasing business of AFA Locations Inc. On July 31, 2002, we acquired the leasing business of Northgate Industries Ltd. On February 1, 2001, we acquired the sales and leasing business of Mckinney Mobile Modular. See Note 1 of the Notes to Consolidated Financial Statements.

Results of Operations

     2003 Compared With 2002. Revenues in 2003 were $437.8 million, a $57.4 million or 11.6% decrease from revenues of $495.2 million in 2002. The decrease resulted from a $27.3 million or 27.6% decrease in sales of new units, a $13.1 million or 5.8% decrease in leasing revenue, a $9.7 million or 9.6% decrease in delivery and installation revenues, a $4.0 million or 9.2% decrease in other revenues and a $3.2 million or 13.4% decrease in sales of rental equipment. Sales of new units and delivery and installation revenues decreases are largely due to market sluggishness associated with the current economy and competitive pricing pressures. In addition, state budget issues in certain parts of the country have affected operating results for the year ended December 31, 2003 by producing delays in several significant modular classroom projects. The decreases in leasing revenues are due to continued soft economic conditions, which resulted in competitive pricing pressures. The average monthly rental rate decreased approximately 4.2% to $250 for the year ended December 31, 2003 versus $261 for the year ended December 31, 2002. Average fleet utilization was 77% for the year ended December 31, 2003, which was relatively flat as compared to the same period in the prior year. The decrease in sales of rental equipment for the year ended December 31, 2003 is the result of the non-recurrence in 2003 of several large classroom sales which occurred in the prior year. The decreases in other revenue are the result of declines in sales and leasing revenue mentioned above.

     Gross profit in 2003 was $177.9 million, a $29.8 million or 14.4% decrease from 2002 gross profit of $207.8 million. The decrease resulted from a $17.8 million or 13.2% decrease in leasing gross profit, a $4.0 million or 24.4% decrease in delivery and installation gross profit, a $4.1 million or 25.2% decrease in sales of new units, and a $1.4 million or 24.4% decrease in sales of rental equipment. The decrease in leasing gross profit is a result of the decrease in leasing revenue described above and a decline in leasing margins from 59.4% in 2002 to 54.6% in 2003. The decrease in margin percentage was attributable to the decrease in leasing revenue coupled with increased refurbishment and maintenance expenses as compared to 2002. The decrease in gross profit related to sales of new units, delivery and installation, and sales of rental equipment in 2003 resulted from the decrease in revenues described above.

     Selling, general and administrative expenses (SG&A) were $76.3 million and $85.8 million for the years ended December 31, 2003 and 2002, respectively. The overall decrease in SG&A of $9.5 million or 11.1% was achieved by continuing our cost control initiatives, primarily reductions in personnel related costs as well as a $4.5 million decrease in non-cash stock compensation expense. In 2003, we adopted the provisions of SFAS No. 148 - Accounting for Stock-based Compensation-Transition and Disclosure. In accordance with the provisions of SFAS No. 148, we adopted the modified prospective provisions of the standard, effective January 1, 2003. Prior to adoption of SFAS No. 148, we accounted for stock compensation expense in accordance with APB No. 25 - Accounting for Stock Issued to Employees. For the year ended December 31, 2003, and 2002, we recorded stock compensation expense of $.8 million and $5.3 million, respectively.

     Interest expense increased by 2.3% to $87.2 million in 2003 from $85.2 million in 2002. This increase is the result of the accelerated amortization by $2.5 million of deferred financing costs related to the partial extinguishment of commitments under our credit agreement and the incremental interest expense incurred on the additional $150.0 million of 10.0% senior secured notes, the net proceeds of which were used to pay off portions of the term loan and revolving credit facility debt. These increases were partially offset by (a) a decrease of approximately 10 basis points in effective interest rates on our variable rate debt for the year and (b) a $119.9 million or 25.0% decrease in the average credit facility debt over 2002, primarily due to the financing described above.

     Given recent economic trends, in the fourth quarter of 2003 we implemented a strategic initiative to dispose of selected rental units in our lease fleet which we determined no longer merit further investment. A $19.4 million impairment charge was recorded to reflect the write-down of these assets to their estimated fair value (less costs to sell) in accordance with the provisions of SFAS No. 144 . See Note 10 to Notes to Consolidated Financial Statements.

     The income tax expense (benefit) decreased from an expense of $8.1 million in 2002 to a benefit of $7.1 million in 2003, primarily due to the impairment charge associated with the strategic initiative to dispose of certain rental units of $19.4 million, which reduced income before taxes during the current year. The effective tax rate for 2003 was 37.9%, up from 34.9% in 2002. The higher rate is primarily attributable to increases in the local tax rates in 2003 in the Canadian provinces in which the company operates as well as the reversal of certain valuation allowances in 2002.

     2002 Compared With 2001. Revenues in 2002 were $495.2 million, a $2.9 million or .6% increase from revenues of $492.3 million in 2001. The increase resulted from a $7.8 million or 8.6% increase in sales of new units, a $3.7 million or 3.8% increase in delivery and installation revenues, and a $1.7 million or 7.8% increase in sales of rental equipment. These increases were substantially offset by an $11.0 million or 4.6% decrease in leasing revenue. The decrease in leasing revenue is attributable to a decrease of $2 in the average monthly rental rate, and a decrease in the average fleet utilization of four percent to 78%. The decrease in the average monthly rental rate is a result of the softening economic and related business conditions combined with competitive pricing and changes in fleet mix. The increases in sales of new units and rental equipment, and delivery and installation revenue are due to several large school projects.

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

     SG&A expenses were $85.8 million, a $3.2 million or 3.9% increase from 2001 expenses of $82.6 million. The overall increase in SG&A expense is due primarily to increased noncash stock option compensation expense, and increased insurance and property costs, partially offset by our continued cost control initiatives that commenced in the second half of 2001.

     Interest expense decreased by .3% to $85.2 million in 2002 from $85.5 million in 2001. This decrease is the result of a decrease of approximately 155 basis points in effective interest rates on our variable rate debt for the year, and a $128.7 million or 21.2% decrease in the average credit facility debt over 2001 (primarily due to the 2002 financing transactions described herein), partially offset by (a) interest expense on the additional $150.0 million of Senior Notes and $182.0 million in additional term loans and (b) the additional amortization of deferred financing fees, resulting from the additional $150.0 million of Senior Notes and the refinancing of our credit facility.

     The income tax expense decreased from $17.6 million in 2001 to $8.1 million in 2002. The effective tax rate for 2002 was 34.9%, down from 43.7% in 2001. The lower rate was primarily attributable to the elimination of non-deductible goodwill amortization as well as the reversal of certain valuation allowances in 2002.


Liquidity and Capital Resources

     During 2001, 2002 and 2003, our principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $59.5 million in 2001, $95.3 million in 2002 and $74.2 million in 2003 was largely generated by the rental of units from our lease fleet and sales of new mobile office units.

     Our Adjusted EBITDA decreased by $21.6 million or 12.5% to $151.5 million in 2003 compared to $173.1 million in 2002. This decrease in Adjusted EBITDA is primarily the result of the revenue declines described above. Adjusted EBITDA is defined as earnings before deducting interest, income taxes, depreciation, amortization and non-cash charges. In 2003, noncash charges consisted of a $19.4 million impairment charge of selected fleet assets and a $.8 million non-cash stock option compensation expense. In 2002, noncash charges consisted of noncash stock option compensation expense of $5.3 million. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance, profitability, or liquidity prepared in accordance with generally accepted accounting principles. Because Adjusted EBITDA excludes some, but not all, items that affect net income and may vary among companies, the Adjusted EBITDA mentioned above may not be comparable to similarly titled measures of other companies.

     The table below reconciles Adjusted EBITDA to cash flow from operating activities, the most directly comparable GAAP measure (in thousands), and presents our cash flow used in investing activities and cash flow used in financing activities for the years ended December 31, 2003 and 2002:

                                                   2003                 2002
                                                   ----                 ----

        Adjusted EBITDA                          $151,479            $173,128
        Decrease in net accounts receivable         9,167              10,387
        Increase in accounts payable and
           accrued expenses                         2,742               1,308
        Interest paid                             (74,608)            (76,744)
        (Increase) decrease in other assets        (7,805)                433
        Decrease in other liabilities              (1,576)             (7,496)
        Gain on sale of rental equipment           (4,373)             (5,787)
        (Gain) loss on sale of fixed assets          (810)                 50
                                                     ----               -----
        Cash flow from operating activities      $ 74,216            $ 95,279
                                                   ======              ======

        Other Data:
        Cash flow used in investing activities   $(43,639)           $(36,119)
                                                   ======              ======
        Cash flow used in financing activities   $(30,566)           $(59,295)
                                                   ======              ======

     Cash flow used in investing activities was $124.8 million in 2001, $36.1 million in 2002 and $43.6 million in 2003. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and we generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Our fleet acquisition strategy includes increasing our fleet size in accordance with customer demand and the related business conditions of the time.

The following table sets forth our investment in our lease fleet for the periods indicated.

                                                      Year Ended December 31,
                                                  2001         2002        2003
                                                  ----         ----        ----
                                                      (Dollars in millions)
  Gross capital expenditures for rental
    equipment:
       New units and betterments............... $105.5        $40.8       $53.3
       Purchase price allocated to
         fleet of acquired businesses..........   21.4          6.3         2.6
                                                 -----         ----        ----
                                                 126.9         47.1        55.9
  Proceeds from sale of used rental equipment..  (22.2)       (24.0)      (20.7)
                                                 ------       ------      ------

  Net capital expenditures for rental
       equipment............................... $104.7        $23.1      $ 35.2
                                                 =====         ====        ====

  Lease fleet maintenance expenses included
         in the statement of operations..........$43.0        $46.3       $47.7
                                                  ====         ====        ====

     We believe we can manage the capital requirements of our lease fleet, and thus our cash flow, through the careful monitoring of our lease fleet additions.

     Our maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of rental equipment helps preserve the overall quality of our lease fleet and enhances cash flow. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures greater than $1,000 that significantly extend the economic useful life of a unit or that materially alter a unit's configuration are capitalized.

     Other capital expenditures of $15.4 million, $11.9 million and $7.6 million in 2001, 2002 and 2003, respectively, consist of items not directly related to the lease fleet, such as branch buildings, land, equipment, leasehold improvements and management information systems.

     Cash provided by financing activities of $63.3 million in 2001 was primarily from borrowings, net of repayments, under our revolving credit facility. Cash used in financing activities of $59.3 million in 2002 and $30.6 million in 2003 was primarily associated with net repayments of borrowings under our credit agreement. For 2002, cash used in financing activities included $20.3 million for deferred financing fees relating to the issuance of additional 9.875% senior notes and the new credit facility established in the first quarter of that year. For 2003, $8.0 million in deferred financing fees was incurred related to the issuance of 10.0% senior secured notes and the amendment of our credit agreement in August 2003.

     At December 31, 2003 we had $548.8 million of 9.875% senior notes due 2007, $263.4 million in term loan and revolving facility debt and $150.0 million of 10.0% senior secured notes due August 2008.

     The $150.0 million of 10.0% senior secured notes were issued in August 2003. We used the net proceeds of $145.4 million received from that offering to repay $27.5 million of the term loan under our credit agreement and repay $117.9 million of borrowings and terminate commitments under our revolving credit facility. The 10.0% senior secured notes are fully and unconditionally guaranteed on a senior secured second lien basis by Scotsman's 100% owned subsidiaries: Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot, also a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the senior secured notes on a subordinated secured second lien basis. These 100% owned subsidiaries of Scotsman act as joint and several guarantors of the senior and senior secured notes. See Note 1 for a description of the operations of Willscot.

     In accordance with SFAS No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002, $2.5 million of financing costs relating to the partial extinguishment of debt under our credit agreement is included in interest expense for the year ended December 31, 2003.

     The credit agreement contains restrictions on the amount of dividends that Scotsman can pay to Holdings and requires compliance with certain financial covenants including capital expenditures, an interest coverage ratio, a leverage ratio and fleet utilization levels. In August 2003, we amended these financial ratios by (1) increasing the permitted maximum leverage ratio, (2) decreasing the required utilization rate, and (3) decreasing the minimum interest coverage ratio. These steps are geared toward improving our underlying liquidity, profitability, and performance. The failure to maintain the required ratios would result in us not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in an default under the credit agreement. We are currently in compliance with all financial covenants.

     The Company's total credit facility (including the term loan and revolver commitment) was $550.0 million at December 31, 2003. Borrowing base (collateral) availability calculated in accordance with the credit agreement under this facility was $231.4 million at December 31, 2003. Consolidated Leverage Ratio covenant restrictions further limited our borrowing availability at December 31, 2003 to $57.9 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. We believe we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for the next 12 months. Our credit facility expires December 2006 and the Senior Notes mature in 2007 and 2008. It is expected that we will refinance outstanding obligations under these agreements prior to their maturities. Until such time, we expect that funds from operations will be sufficient to satisfy debt service requirements related to these obligations

     For the year ended December 31, 2003, our actual Consolidated Leverage Ratio was 6.37 as compared to the maximum covenant requirement of 6.75 and our actual Consolidated Interest Coverage Ratio was 1.92 as compared to the minimum covenant requirement of 1.70. The Consolidated Interest Coverage Ratio was calculated by dividing Consolidated EBITDA (as defined in our credit agreement) of $150,725 for the twelve month period ended December 31, 2003 by cash interest expense of $78,385 as defined in the credit agreement. The Consolidated Leverage Ratio was calculated by dividing the December 31, 2003 consolidated debt balance of $962,178 by Consolidated EBITDA for the twelve month period ended December 31, 2003. For Consolidated Leverage Ratio calculation purposes Consolidated

EBITDA for the twelve months ended December 31, 2003 was $151,129, which in accordance with the credit agreement, was adjusted to include $404 relating to entities we acquired during the calculation period.

     Consolidated EBITDA as defined in our credit agreement represents consolidated net income plus consolidated interest, tax, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets and any other non-cash items. It is used in determining our compliance with the financial ratios required by our agreement. Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

     Although not required by our credit agreement, if cash flow from operating activities, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, our leverage ratio and interest coverage ratios would have been 12.96 and .95, respectively.

     The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, for the twelve months ended December 31, 2003 to cash flow from operating activities, the most directly comparable GAAP measure (in thousands).



                                                   Twelve Months Ended
                                                    December 31, 2003
                                                   -------------------
Consolidated EBITDA                                     $ 151,129 (a)
Decrease in receivables, net                                9,167
Increase in accounts payable and
   accrued expenses                                         2,686
Interest paid                                             (74,608)
Decrease in other assets                                   (7,805)
Decrease in other liabilities                              (1,576)
Gain on sale of rental equipment                           (4,373)
Proforma EBITDA impact of acquisitions                       (404)
                                                              ---
Cash flow from operating activities                     $  74,216  (a)
                                                           ======

Other Data:
Cash flow used in investing activities                  $ (43,639)
                                                           ======
Cash flow used in financing activities                  $ (30,566)
                                                           ======


     (a) Note: In accordance with the provisions of the credit agreement, Holding's financial results are to be used in the calculation of the covenant compliance ratios.



Summary tables of our significant contractual obligations are as follows:


                                                       Payments Due by Period
                                               Less than 1                                   After 5
  Contractual Obligations              Total       year       1 - 3 years    4 - 5 years      years
----------------------------------------------------------------------------------------------------
Long term debt obligations (a)     $ 962,178       $2,121      $261,247       $698,810       $   --

Operating
leases (b)                            32,606       10,342        14,297          5,600        2,367

Sale and rental equipment
purchase obligations                  22,016       22,016            --             --           --
                                      ------       ------        ------         ------        -----
Total                                                                                                                  =
contractual
obligations                       $1,016,800      $34,479      $275,544       $704,410       $2,367
                                   =========       ======       =======        =======        =====




(a)      As more fully described in Note 5 to Consolidated Financial Statements, we have borrowed
         $54.9 million under the revolving credit facility as of December 31, 2003. We also have a
         $208.4 million term loan, $548.8 million and $150.0 million of 9.875% and 10.0% Senior
         Notes, respectively, outstanding as of December 31, 2003.

(b)      In accordance with SFAS No. 13 - Accounting  for Leases, operating lease obligations are not reflected in the balance sheet.  See Operating Leases  Item 8.  Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7 Commitments
         and Contingencies for additional information.



The amount of unused revolving credit line, which matures in accordance with the terms of our credit facility agreement on December 31, 2006, was $287.1 million at December 31, 2003 and the amount of standby letters of credit, which will expire in 2004, was $8.1 million at December 31, 2003.




Seasonality

     Although demand from certain of our customers is somewhat seasonal, our operations as a whole are not seasonal to any significant extent.


Inflation

     We believe that inflation has not had a material effect on our results of operations. However, an inflationary environment could materially increase interest rates on our floating rate debt. The price of rental equipment sold by us and the replacement cost of such units could also increase in such an environment. Our standard lease generally provides for annual rental rate escalation at the inflation rate as determined by the Consumer Price Index after the end of the initial lease term. In addition, we may seek to limit our exposure to interest rate fluctuations by utilizing certain hedging mechanisms, although we are under no obligation to do so.

Item 7a Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the risk of loss to future earnings, to future values, or to future cash flows that may result from the changes in the price of financial instruments. The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Exposure to market risks related to operating activities is managed through the Company's regular operating and financing activities.

Foreign Currency Risk

     We are exposed to foreign currency translation risks. We do not enter into contracts or financial instruments to manage this risk. The exposure related to fluctuations in the exchange rates on the local currency of Scotsman's 100% owned Canadian subsidiary, Williams Scotsman, Inc. of Canada, is not significant to overall operations. The effect of changes in the exchange rate has been separately identified in the cash flow statement.

Interest Rate Risk

     The Company's revolving credit facility and term loan bears interest at variable rates, and the fair value of this instrument is not significantly impacted by changes in market interest rates.

The table below provides information about the Company's financial instruments that are sensitive to interest rate changes:

                             Year of Maturity at December 31, 2003
                                                                          Fair
                 2004     2005      2006       2007      2008    Total   Value $
                -----    -----     -----      -----     -----   -------  -------
Debt
Variable Rate  $2,121   $2,121  $259,126   $     --  $     --  $263,368 $263,368
Average
Interest Rate   4.24%    4.24%     4.29%         --        --

Fixed Rate         --       --        --    548,810   150,000   698,810  719,750
Average
Interest Rate      --       --        --      9.90%   10.000%

Item 8.  Financial Statements and Supplementary Data


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:
                                                                           Page

Scotsman Holdings, Inc. and Subsidiary:
     Report of Independent Auditors..........................................35
     Consolidated Balance Sheets as of December 31, 2003 and 2002............36
     Consolidated Statements of Operations for
          the years ended December 31, 2003, 2002 and 2001...................37
     Consolidated Statements of Changes in Stockholder's
          Equity/(Deficit) for the years ended
          December 31, 2003, 2002 and 2001...................................38
     Consolidated Statements of Cash Flows for
          the years ended December 31, 2003, 2002 and 2001................39-40
     Notes to Consolidated Financial Statements...........................41-61

Williams Scotsman, Inc. and Subsidiaries
     Report of Independent Auditors..........................................62
     Consolidated Balance Sheets as of December 31, 2003 and 2002............63
     Consolidated Statements of Operations for
         the years ended December 31, 2003, 2002 and 2001....................64
     Consolidated Statements of Changes in Stockholder's
         Equity/(Deficit) for the years ended
         December 31, 2003, 2002 and 2001....................................65
     Consolidated Statements of Cash Flows for
         the years ended December 31, 2003, 2002 and 2001.................66-67
     Notes to Consolidated Financial Statements...........................68-91

Financial Statement Schedules:
   Scotsman Holdings, Inc. and Subsidiary:
      Schedule I - Condensed Financial Information of Registrant.....   116-117
      Schedule II - Valuation and Qualifying Account .......................118


     All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

Report of Independent Auditors

Board of Directors
Scotsman Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Scotsman Holdings, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scotsman Holdings, Inc. and Subsidiary at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 4 to the Consolidated Financial Statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

     As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2003 the Company changed its method of accounting for stock-based compensation.

                                                           /s/ Ernst & Young LLP
Baltimore, Maryland

February 6, 2004



                                        Scotsman Holdings, Inc. and Subsidiary
                                              Consolidated Balance Sheets


                                                                                        December 31
                                                                                  2003              2002
                                                                            ------------------------------

                                                                                   (In thousands)
Assets

Cash                                                                       $         387     $         429
Trade accounts receivable, net of allowance for doubtful accounts of
   $862 in 2003 and $1,071 in 2002                                                55,841            63,965
Prepaid expenses and other current assets                                         33,741            24,883
Rental equipment, net of accumulated depreciation of $224,794 in 2003
   and $195,874 in 2002                                                          828,078           828,927
Property and equipment, net                                                       80,750            80,249
Deferred financing costs, net                                                     22,868            23,616
Goodwill                                                                         169,913           168,931
Other intangible assets, net                                                       2,575             3,238
Other assets                                                                      10,958            35,529
                                                                            ----------------------------------
                                                                           $   1,205,111     $   1,229,767
                                                                            ==================================

Liabilities and stockholder's equity
Accounts payable                                                           $      29,505     $      23,257
Accrued expenses                                                                  29,377            29,160
Rents billed in advance                                                           18,295            18,773
Revolving credit facility                                                         54,940           197,691
Long-term debt, net                                                              907,238           786,654
Deferred income taxes                                                            147,392           154,959
                                                                            ----------------------------------
         Total liabilities                                                     1,186,747         1,210,494
                                                                            ----------------------------------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     9,507,407 shares in 2003 and 2002                                                95                95
   Additional paid-in capital                                                    240,005           239,239
   Cumulative foreign currency translation adjustment                              8,621            (1,386)
   Retained earnings                                                              65,581            77,263
                                                                            ----------------------------------
                                                                                 314,302           315,211
Less treasury stock - 3,312,608 common shares in 2003
   and 2002, at cost                                                            (295,938)         (295,938)
                                                                            ----------------------------------
Total stockholder's equity                                                        18,364            19,273
                                                                            ----------------------------------

                                                                              $1,205,111     $   1,229,767
                                                                            ==================================
See accompanying notes.


                     Scotsman Holdings, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                                              Year ended December 31
                                                                     2003            2002            2001
                                                                 ---------------------------------------------
                                                                            (In thousands except
                                                                              per share amounts)
Revenues

Leasing                                                              $213,976     $227,106     $238,151
Sales:
   New units                                                           71,635       98,927       91,114
   Rental equipment                                                    20,734       23,951       22,212
Delivery and installation                                              91,318      101,034       97,342
Other                                                                  40,113       44,155       43,437
                                                                 ----------------------------------------
         Total revenues                                               437,776      495,173      492,256
                                                                 ----------------------------------------


Cost of sales and services
Leasing:
   Depreciation and amortization                                       49,097       45,834       41,761
   Other direct leasing costs                                          47,864       46,410       43,109
Sales:
   New units                                                           59,411       82,564       75,169
   Rental equipment                                                    16,361       18,164       16,886
Delivery and installation                                              78,856       84,540       78,339
Other                                                                   8,274        9,901        8,374
                                                                 ----------------------------------------
         Total costs of sales and services                            259,863      287,413      263,638
                                                                 ----------------------------------------
         Gross profit                                                 177,913      207,760      228,618
                                                                 ----------------------------------------
Selling, general and administrative expenses                           76,297       85,779       82,573
Other depreciation and amortization                                    13,869       13,438       18,845
Interest, including amortization of deferred financing
   costs of $8,789, $7,948 and $5,269                                  87,174       85,208       85,486
Held for sale impairment charge                                        19,386           --           --
Non-cash charge for casualty loss                                          --           --        1,500
                                                                 ----------------------------------------
         Total operating expenses                                     196,726      184,425      188,404
                                                                 ----------------------------------------
        (Loss) income  before income taxes                            (18,813)      23,335       40,214
Income tax (benefit) expense                                           (7,131)       8,137       17,585
                                                                 ----------------------------------------
         Net (loss) income                                       $    (11,682)    $ 15,198     $ 22,629
                                                                 ========================================

(Loss) earnings per common share-basic                           $      (1.89)    $   2.45     $   3.65
                                                                 =========================================
(Loss) earnings per common share-assuming dilution               $      (1.89)    $   2.32     $   3.46
                                                                 =========================================

See accompanying notes.


                                                         37



                                                Scotsman Holdings, Inc. and Subsidiary
                                 Consolidated Statements of Changes in Stockholder's Equity (Deficit)

                                                                                                Cumulative
                                                                                                 Foreign
                                                                   Additional                   Currency
                                              Common Stock          Paid-in        Retained    Translation      Treasury
                                           Shares      Amount       Capital        Earnings     Adjustment       Stock     Total
                                      --------------------------------------------------------------------------------------------
                                                                     (In thousands)

Balance at December 31, 2000                6,197       $95        $234,204      $   39,436        $(457)      $(295,856) $(22,578)
Foreign currency translation
   adjustment                                                                                     (1,048)              -    (1,048)
Non-cash stock option
   compensation expense                         -         -            (278)             -             -               -      (278)
Purchase of 75 shares of
   treasury stock                               -         -               -              -             -              (4)       (4)
Net income                                      -         -               -         22,629             -               -    22,629
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 2001                6,197        95         233,926         62,065        (1,505)       (295,860)   (1,279)
Foreign currency translation
   adjustment                                   -         -               -              -           119               -       119
Non-cash stock option compensation
   expense                                      -         -           5,313              -             -               -     5,313
Purchase of 1,800 shares of
   treasury stock                              (2)        -               -              -             -             (78)      (78)
Net income                                      -         -               -         15,198             -               -    15,198
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 2002                6,195        95         239,239         77,263        (1,386)       (295,938)   19,273
Foreign currency translation
   adjustment                                    -        -               -              -        10,007               -    10,007
Non-cash stock option compensation
   expense                                       -        -             766              -             -               -       766
Net loss                                         -        -               -        (11,682)            -               -   (11,682)
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 2003                6,195     $  95       $ 240,005       $ 65,581     $   8,621       $(295,938)  $18,364
                                      ============================================================================================



See accompanying notes.






                                       Scotsman Holdings, Inc. and Subsidiary
                                         Consolidated Statements of Cash Flows

                                                                                       Year ended December 31
                                                                            2003                2002                2001
                                                                         --------------------------------------------------
                                                                                             (In thousands)
Cash flows from operating activities

Net (loss) income                                                       $   (11,682)       $   15,198         $    22,629
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                           71,755            66,614              65,875
     Amortization of bond discount                                              357               327                  --
     Provision for bad debts                                                  2,286             3,692               4,204
     Deferred income tax (benefit) expense                                   (7,640)            7,759              17,333
     Non-cash option compensation expense (income)                              766             5,313                (278)
     Non-cash held for sale impairment charge                                19,386                --                  --
     Gain on sale of rental equipment                                        (4,373)           (5,787)             (5,326)
     Gain (loss) on sale of fixed assets                                       (810)               50                 (30)
     Decrease (increase) in net trade accounts receivable                     6,881             6,695             (24,719)
     Increase (decrease) in accounts payable and accrued expenses,
       including casualty loss in 2001                                        6,161             2,103              (5,397)
     Other                                                                   (8,871)           (6,685)            (14,833)
                                                                         --------------------------------------------------
Net cash provided by operating activities                                    74,216            95,279              59,458
                                                                         --------------------------------------------------






                                       Scotsman Holdings, Inc. and Subsidiary
                                 Consolidated Statements of Cash Flows (continued)

                                                                                       Year ended December 31,
                                                                              2003              2002             2001
                                                                          -----------------------------------------------
                                                                                            (in thousands)


Cash flows from investing activities
Rental equipment additions                                                  (53,307)          (40,814)        (105,509)
Proceeds from sales of rental equipment                                      20,734            23,951           22,212
Acquisition of businesses, net of cash acquired                              (3,434)           (7,308)         (26,114)
Purchase of property and equipment, net                                      (7,632)          (11,948)         (15,374)
                                                                          -----------------------------------------------
Net cash used in investing activities                                       (43,639)          (36,119)        (124,785)
                                                                          -----------------------------------------------

Cash flows from financing activities
Proceeds from debt                                                          597,378         1,123,473          547,129
Repayment of debt                                                          (619,903)       (1,162,427)        (483,267)
Increase in deferred financing costs                                         (8,041)          (20,263)            (557)
Payments to acquire treasury stock                                              (--)             (78)               (4)
                                                                          -----------------------------------------------
Net cash (used in) provided by financing activities                         (30,566)          (59,295)          63,301
                                                                          -----------------------------------------------
Effect of exchange rate changes                                                 (53)              (22)              63
                                                                          -----------------------------------------------

Net decrease in cash                                                            (42)             (157)          (1,963)

Cash at beginning of period                                                     429               586            2,549
                                                                          -----------------------------------------------
Cash at end of period                                                   $       387     $         429    $         586
                                                                          ===============================================


Supplemental cash flow information:
   Cash paid for income taxes                                           $       451     $         573    $         366
                                                                          ===============================================
   Cash paid for interest                                               $    74,608     $      76,744    $      89,351
                                                                          ===============================================

See accompanying notes.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share amounts)
                           December 31, 2003 and 2002

1.  Organization and Basis of Presentation

     Scotsman Holdings, Inc. (Holdings) was organized in November 1993 for the purpose of acquiring Williams Scotsman Inc. (Scotsman). The operations of Holdings and its subsidiary (collectively "the Company") consist of the leasing and sale of mobile offices, storage products, and their delivery and installation. Included in the operations of Scotsman are its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), and Williams Scotsman of Canada, Inc. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. These 100% owned subsidiaries of Scotsman are guarantors of the Company's credit facility.

     The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States and Canada.


Acquisition of AFA Locations Inc.

On May 29, 2003 the Company acquired AFA Locations Inc. (AFA), a privately-held, Montreal, Canadian-based company that was involved in the leasing of mobile offices built by the manufacturing operations of AFA's consolidated entity. The purchase of the leasing business resulted in the acquisition of approximately 300 units at a value of approximately $2.6 million and the related customer base. The transaction was accounted for under the purchase method of accounting with a net purchase price of $3.2 million and $.6 million of goodwill. The acquisition was financed with borrowings under the Company's credit facility.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation (continued)

Acquisition of Northgate Industries Ltd

On July 31, 2002 the Company acquired the mobile office and storage product fleet of Northgate Industries Ltd., an Edmonton, Alberta-based Canadian company that was involved in the leasing of mobile offices to industrial markets. The transaction was accounted for under the purchase method of accounting with a net purchase price of $7.0 million being allocated to the identifiable net assets acquired of $6.6 million with the excess of $.4 million representing goodwill. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition, which added over 500 units at a value of approximately $6.3 million, was financed with borrowings under the Company's credit facility.

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

Recent Accounting Pronouncements

Stock-based Compensation. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the provisions SFAS No. 148. See Note 2 Summary of Significant Accounting Policies - Stock-based Compensation for further discussion of SFAS No. 148.


Goodwill and other intangible assets. In June 2001, the FASB issued SFAS No. 141
- Business Combinations, and SFAS No. 142 - Goodwill and Other Intangible Assets .. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 also eliminates the pooling-of-interests-method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. There was no material effect upon adoption of SFAS No. 141, which was adopted on December 1, 2001. See Note 2 Summary of
Significant  Accounting  Policies-Goodwill  and   Other  Intangible  Assets  for

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

further discussion of SFAS No. 142, which was adopted on January 1, 2002. Also see Note 4, Goodwill and Other Intangible Assets.


2.  Summary of Significant Accounting Policies


(a)  Use of Estimates

     The  preparation   of   the   financial   statements   in  conformity  with
     accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


(b)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(c)  Accounts Receivable and Allowance for Doubtful Accounts

     The Company's accounts receivable consist of amounts due from customers throughout the United States and Canada. Collateral is generally not required. The Company provides an allowance for doubtful accounts receivable by a charge to operations in amounts equal to the estimated losses expected to be incurred in collection of the accounts. The estimated losses are based on historical collection experience, days sales outstanding trends, and an ongoing review of specific customers and a review of the current status of the existing receivables. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectible.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

(d)       Leasing Operations

          Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 13 months at December 31, 2003. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life generally of 10 to 20 years and an estimated residual value of typically 50%.

          Costs  of  improvements  and  betterments  are   capitalized,  whereas
          costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

(e)       Property and Equipment

          Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

(f)       Deferred Financing Costs

          Costs  of  obtaining   debt  are  amortized   using the  straight-line
          method which approximates the effective interest rate method over the term of the debt.

(g)       Goodwill and Other Intangible Assets

          The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill. In accordance with SFAS No. 142, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Prior to the adoption of this standard, goodwill was amortized on a straight-line basis over 20 to 40 years. The Company performed the first of these required tests during 2002 and determined that the evaluation for impairment each year would be performed as of October 1. For 2003 and 2002, goodwill was determined not to be impaired. On a periodic basis, the Company evaluates the carrying value of its intangible assets to

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)


(g)       Goodwill and Other Intangible Assets (continued)

          assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the Company over the remaining amortization period, the Company's carrying value of intangible assets would be reduced by the estimated shortfall of cash flows, on a discounted basis. Intangible assets with finite lives are amortized over their estimated useful lives ranging from 24 to 228 months, with a remaining weighted average useful life of 110 months.

(h)       Stock-based Compensation

          Prior to 2003, the Company accounted for its issuance of stock options and any modifications thereof using variable plan accounting and the intrinsic value method under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB No.25) and related interpretations. Stock-based employee compensation expense (income) for stock options of $5,313 and $(278) was reflected in net income for the years ended December 31, 2002 and 2001, respectively. The 2002 compensation expense resulted from a modification made for the continuation of certain employees' options after their termination from the Company.

          Effective  January 1,  2003,  the   Company  adopted  the  fair  value
          recognition provisions of SFAS No. 123 - Accounting for Stock-Based Compensation. The Company selected the modified prospective method of adoption described in SFAS No. 148. Compensation cost recognized in 2003 of $766 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. In accordance with the modified prospective method of adoption, results for prior years have not been restated.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

(h)       Stock-based Compensation (continued)

          Pro forma information required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method during each year presented in the financial statements. The stock compensation expense for each period presented was determined using a straight-lined attribution method over the vesting period

                                                    Year Ended December 31,
                                                    ----------------------
                                                  2003       2002        2001
                                                  ----       ----        ----
          Net (loss) income, reported         $(11,682)   $15,198     $22,629
          Add: Stock compensation- net of tax
             reported                              476      3,460        (156)
          Deduct: Stock compensation-net of
          tax fair value-based                    (476)      (939)       (637)
                                                   ---        ---         ---
          Pro forma net (loss) income         $(11,682)   $17,719     $21,836
                                                ======     ======      ======
          (Loss) Earnings per share
           basic:
             Reported                         $ (1.89)    $  2.45      $ 3.65
                                                 ====        ====        ====
             Pro forma                        $ (1.89)    $  2.86      $ 3.52
                                                 ====        ====        ====

          (Loss) Earnings per share
           diluted:
             Reported                         $ (1.89)    $  2.32      $ 3.46
                                                 ====        ====        ====
             Pro forma                        $ (1.89)    $  2.71      $ 3.34
                                                 ====        ====        ====

          The weighted average fair value of options granted in 2003, 2002, and 2001 were $20.77, 21.76, and 25.19, respectively. The following assumptions were used to compute these fair values using the Cox Ross Rubinstein binomial model at grant date in accordance with SFAS No. 148 adoption standards:

                                       2003              2002             2001
                                       ----              ----             ----
          Risk-free interest rate      2.97%             3.80%            4.50%
          Expected life in years       5.00              5.00             5.00
          Volatility                   45.2%             46.2%            51.6%
          Dividend Yield                  0%                0%               0%

          During 2003, a modification was made for the continuation of certain employees options after their termination from the Company. The weighted average of the fair value of their modified options, risk free interest rate at modification date, expected life and volatility was $35.10, 2.06%, 3.81 years, and 45.3%, respectively.

          For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options' vesting period.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

(i)       Income Taxes

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

(j)       Advertising costs

          Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001 was $3,935, $4,189, and $4,538, respectively and is included in selling, general, and administrative expenses in the consolidated statements of operations.

(k)       Earnings Per Share

          The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

                                                   December 31
                                      2003           2002            2001
                                    -----------------------------------------
          Weighted-average shares-
          basic                     6,194,799      6,195,184      6,196,623

          Effect of employee stock
          options                          --        347,776        338,068
                                    -----------------------------------------
          Weighted-average shares-
          diluted                   6,194,799      6,542,960      6,534,691
                                    =========================================


          Common stock equivalents of approximately 355,000 were excluded from the weighted average shares-diluted total for the year ended December 31, 2003 due to their anti-dilutive nature, which resulted from the Company's net loss for such period.

                     Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


(l)       Revenue Recognition

          The Company's revenue recognition policy is to recognize rental income ratably over the month on a daily basis. Billings for periods extending beyond the month end are recorded as deferred income. Sales revenue is recognized at the time the units are delivered and installed, with the exception of long-term construction-type sales contracts for which revenue is recognized under the percentage of completion method. Under this method, income is recognized based on the incurred costs to date compared to estimated total costs. All other revenue is recognized when related services have been performed. Where applicable, the Company's revenue recognition policy takes into consideration the guidance of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The
          Company has determined that for the majority of arrangements with multiple deliverables, the Company meets the criteria to account for these deliverables separately.


(m)       Foreign Currency Translation

          The financial statements of Scotsman's foreign subsidiary for which the local currency is the functional currency has been translated into U.S. dollars in accordance SFAS No. 52 - Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rates during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the consolidated statements of operations of all transaction gains and losses is insignificant for all years presented.

(n)       Reclassifications

          Certain prior year amounts have been reclassified to conform to current year presentation. Certain amounts in the statement of cash flow have been reclassified to reflect the effects of changes in foreign currency exchange rates.

                                        Scotsman Holdings, Inc. and Subsidiary
                                      Notes to Consolidated Financial Statements

3.  Property and Equipment

Property and equipment consist of the following:
                                                     December 31
                                                2003                2002
                                          -----------------------------------

Land                                        $   19,286         $    19,441
Buildings and improvements                      33,231              33,145
Furniture and equipment                         73,373              65,515
                                          -----------------------------------
                                               125,890             118,101
Less accumulated depreciation                   45,140              37,852
                                          -----------------------------------
Net property and equipment                  $   80,750         $    80,249
                                          ===================================

Depreciation  expense  related  to  property  and equipment was $8,229, $7,206, $7,942 for the years ended December
31,  2003,  2002,  and 2001, respectively.


4.  Goodwill and Other Intangible Assets

The  following  table  displays the  intangible  assets that continue to be subject to amortization and intangible assets not subject to amortization:


                                --------- December 31, 2003 ---------        --------- December 31, 2002---------

                                  Gross                           Net         Gross                         Net
                                 Carrying      Accumulated       Book       Carrying     Accumulated        Book
                                  Amount      Amortization       Value        Amount     Amortization       Value
                                 -------      ------------       -----        ------     ------------       -----
   Amortizable:
       Non-Compete
          Agreements              $3,514            $2,421      $1,093        $3,445           $1,795      $1,650
       Customer Base               2,000               518       1,482         2,000              412       1,588
                                   -----             -----       -----         -----            -----       -----
                                  $5,514            $2,939      $2,575        $5,445           $2,207      $3,238
                                  ======            ======       =====        ======            =====       =====
   Unamortizable:
        Goodwill                $185,500           $15,587    $169,913      $184,518          $15,587    $168,931
                                ========           =======     =======       =======           ======     =======



                                       Scotsman Holdings, Inc. and Subsidiary
                                      Notes to Consolidated Financial Statements

Amortization expense for the year ended December 31, 2003 was $.7 million, which represents the amortization  related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight-line basis over periods of 24 to 228  months.  The weighted average remaining life for these identified intangible assets is 110 months. Amortization  expense  relating to these identified intangibles for each of the next five years is as follows:

                                    2004               $573
                                    2005                562
                                    2006                229
                                    2007                150
                                    2008                105
                              Thereafter                956

A summary of the changes in the carrying amount of goodwill for the years ended December 31, 2003  and  2002  is  as follows:


                                         ---------December 31, 2003-----             -------December 31, 2002-------
                                         Gross Carrying     Accumulated             Gross Carrying      Accumulated
                                             Amount         Amortization                Amount          Amortization
                                         --------------     ------------             -------------      ------------
Beginning Balance                           $184,518         $ 15,587                  $183,965            $15,587

Net Goodwill Acquired                            982               --                       553                 --
                                             -------           ------                   -------             ------
Ending Balance                              $185,500         $ 15,587                  $184,518            $15,587
                                             =======           ======                   =======             ======


                     Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

4.  Goodwill and Other Intangible Assets (continued)

     As required by SFAS No. 142, the results of the prior years have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, is presented below for the three years ended December 31, 2003, 2002, and 2001, respectively.


                                             2003          2002          2001
                                             ----          ----          ----


          Reported net (loss) income      $(11,682)      $15,198       $22,629
          Add back:
          Goodwill and Other Intangible
          amortization (net of tax)             --            --         4,735
                                            ------        ------         -----
          Adjusted net (loss) income      $(11,682)      $15,198       $27,364
                                            ======        ======        ======

          Earnings per share basic:
          Reported net (loss) income      $  (1.89)      $  2.45       $  3.65
                                              ====          ====          ====
          Adjusted net (loss) income      $  (1.89)      $  2.45       $  4.42
                                              ====          ====          ====


          Earnings per share diluted:
          Reported net (loss) income      $  (1.89)      $  2.32       $  3.46
                                              ====          ====          ====
          Adjusted net (loss) income      $  (1.89)      $  2.32       $  4.19
                                              ====          ====          ====


5.  Revolving Credit Facility and Long-Term Debt

Debt consists of the following:
                                                        December 31
                                                   2003             2002
                                             ----------------------------------

Borrowings under revolving credit facility     $    54,940     $    197,691
Term loan                                          208,428          238,200
9.875% senior notes, due June 2007
    net of unamortized discount of $1,189
          in 2003 and $1,546 in 2002               548,810          548,454
10.0% senior secured notes due August 2008         150,000               --
                                             ----------------------------------
                                               $   962,178     $    984,345
                                             ==================================

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

5.  Revolving Credit Facility and Long-Term Debt (continued)

     In August 2003, the Company issued $150.0 million of 10.0% senior secured notes due 2008. The Company used the net proceeds of $145.4 million received from that offering to repay $27.5 million of the term loan under its credit agreement and repay $117.9 million of borrowings and terminate commitments under its revolving credit facility. In accordance with SFAS No. 145 - Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, $1.5 million (net of tax of approximately $1 million) in deferred financing costs related to the extinguished debt was immediately amortized in 2003 and included in interest expense. The impact of the debt extinguishment to earnings per basic share and earnings per diluted share was $.25 and $.25, respectively, for 2003.


     The 10.0% senior secured notes are fully and unconditionally guaranteed on a senior secured second lien basis by the Company's 100% owned subsidiaries:
Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot, also a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the senior secured notes on a subordinated secured second lien basis. These 100% owned subsidiaries act as joint and several guarantors of the senior secured notes. See Note 1 Organization and Basis of Presentation for a description of the operations of Willscot. The 10.0% senior secured notes are due August 15, 2008 with interest payable semi-annually on February 15 and August 15 of each year. On August 15, 2006, the 10.0% senior secured notes will become redeemable at the option of the Company, at a redemption price of 105.0% during the 12-month period beginning August 15, 2006 and 102.5% beginning August 15, 2007.

     In February 2002, the Company issued $150.0 million of additional 9.875% senior notes under its existing indenture, which were issued at a price of 98.75%. Net proceeds from the issuance were used to permanently repay the outstanding balance of the term loan ($58,050 plus accrued interest) and to reduce outstanding borrowings under the then existing revolving credit facility. The Company's 9.875% senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company's 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the 9.875% senior notes on a subordinated basis. These 100% owned subsidiaries (Guarantor Subsidiaries), act as joint and several guarantors of the9.875% senior notes. The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year. On June 1, 2003, the 9.875% senior notes became redeemable at the option of the Company, at a redemption price of 102.469% during the 12-month period beginning June 1, 2003 and 100% thereafter.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

5.  Revolving Credit Facility and Long-Term Debt (continued)

     On March 26, 2002, the Company entered into a new credit facility, the net proceeds from which were used to refinance its existing credit facility. This credit agreement provided for a $460.0 million revolving credit facility, a $210.0 million term loan, both maturing on December 31, 2006, and up to an additional $30.0 million in term or revolver commitments. In accordance with SFAS No. 145, $1.0 million (net of tax of approximately $.6 million) in deferred financing costs related to this refinancing was amortized immediately in 2002 and included in interest expense, resulting in an impact to earnings per basic share and earnings per diluted share of $.24 and $.23, respectively.

     Interest on borrowings under the revolver is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.0%. The weighted average interest rates of the revolver under the credit agreement were 4.50% and 4.74% at December 31, 2003 and 2002, respectively. Principal payments due on the term loan are equal to 1% per year payable quarterly through September 30, 2006 with the balance due on December 31, 2006. Interest on the term loan is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.00%. The weighted average interest rates of the term loan under the credit agreement were 4.24% and 4.75% at December 31, 2003 and 2002, respectively.

     Borrowings under the new credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. The credit agreement contains restrictions on the amount of dividends that the Company can pay to Holdings and requires compliance with certain financial covenants including capital expenditures, interest coverage, and leverage and fleet utilization levels. In August 2003, the Company amended these financial ratios by (1) increasing the permitted maximum leverage ratio, (2) decreasing the required utilization rate, and (3) decreasing the minimum interest coverage ratio. These steps are geared toward improving the company's underlying liquidity, profitability, and performance. The failure to maintain the required ratios would result in the Company not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in a default under the credit agreement. The Company is currently in compliance with all financial covenants.

     The Company's unused line of revolving credit at December 31, 2003 was $287.1 million. Borrowing base (collateral) availability calculated in accordance with the credit agreement was $231.4 million at December 31, 2003; however, Consolidated Leverage Ratio covenant restrictions further limited the Company's borrowing availability at December 31, 2003 to $57.9 million. In order to meet future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facility. The Company believes it will have sufficient liquidity under its revolving line of credit and from cash generated from operations to fund its operations for the next 12 months.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

5.  Revolving Credit Facility and Long-Term Debt (continued)

At December 31, 2003 and 2002, the fair value of debt was approximately $983,118 and $944,641, respectively.

Letter of credit obligations at December 31, 2003 and 2002 were approximately $8,098 and $5,172 million, respectively.

Maturities of long term debt during the years subsequent to December 31, 2003 are as follows:

                                2004     $  2,121
                                2005        2,121
                                2006      259,126
                                2007      548,810
                                2008      150,000


     The individual short-term contracts of the revolving credit facility come due in accordance with the terms of each contractual borrowing under the credit facility, which vary from 30 to 180 days. The Company intends to reborrow funds, as deemed available in accordance with the covenants and restrictions outlined in the Company's credit agreement, until the revolving credit facility expires in June 2006.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


6.   Income Taxes

     Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                              December 31
                                                           2003          2002
                                                      -------------------------

Deferred tax liabilities:
   Cost basis in excess of tax basis of assets and
   accelerated tax depreciation:
        Rental equipment                               $256,329        $256,986
        Property and equipment                              737           1,042
       Other                                                977           2,582
                                                      -------------------------
           Total deferred tax liabilities               258,043         260,610
                                                      -------------------------
Deferred tax assets:
   Allowance for doubtful accounts                          338             423
   Rents billed in advance                                7,296           7,893
   Stock option compensation                              4,206           3,911
   Deferred compensation                                    521             537
   Net operating loss carryovers                        100,719          93,963
   Alternative minimum tax credit carryovers              1,759           1,759
   Other                                                    614             565
                                                      -------------------------
                                                        115,453         109,051
   Less:  valuation allowance                            (4,802)         (3,400)
                                                      -------------------------
         Total deferred tax assets                      110,651         105,651
                                                      -------------------------
Net deferred tax liabilities                           $147,392        $154,959
                                                      =========================

     At December 31, 2003, the Company had net operating loss carryovers available for federal and foreign income tax purposes of $240,647 (net of related valuation allowance). These net operating loss carryovers expire at various dates from 2004 to 2023. Also, alternative minimum tax credit carryovers of approximately $1,759, are available without expiration limitations.

     During 2003, a valuation allowance of $3,400 related to precapitalization loss carryover limitations was reversed pursuant to changes in IRS guidelines. Also during 2003, a net operating loss of $774 expired. A valuation allowance of $4,802 was recorded based on the potential expiration of additional net operating loss carryovers.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

6.  Income Taxes (continued)

Income tax expense (benefit) consists of the following:

                                                   Years ended December 31
                                               2003          2002          2001
                                             ----------------------------------

Current
    Federal                                   $     --    $      --    $     --
    State                                          400          292         210
    International                                  109           86          42
                                             ----------------------------------
                                              $    509    $     378    $    252
                                             ----------------------------------
Deferred
    Federal                                   $ (8,178)   $   6,459    $ 13,683
    State                                       (1,357)       1,078       2,278
    International                                1,895          222       1,372
                                             ----------------------------------
                                              $ (7,640)   $   7,759    $ 17,333
                                             ----------------------------------
Total income taxes                            $ (7,131)   $   8,137    $ 17,585
                                             ==================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                    Years ended December 31
                                                2003          2002         2001
                                               ---------------------------------

Income tax at statutory rate                  $ (6,585)     $  8,167     $14,076
State income taxes, net of federal tax            (654)          889       1,618
Amortization of intangible assets                   47            70       1,776
Other                                               61          (989)        115
                                               ---------------------------------
                                              $ (7,131)     $  8,137     $17,585
                                               =================================

     The components of (loss) income from consolidated operations before income taxes is as follows:


                                                Years ended December 31
                                                2003          2002         2001
                                       -----------------------------------------

United States                                 $(23,700)     $ 19,470     $37,876
International                                    4,887         3,865       2,338
                                       -----------------------------------------
                                              $(18,813)      $23,335     $40,214
                                       =========================================

                     Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

7.  Commitments and Contingencies

     The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 2003 approximate future minimum rental payments are as follows:

         2004                                                $10,342
         2005                                                  8,579
         2005                                                  5,718
         2006                                                  3,596
         2007                                                  2,004
         Thereafter                                            2,367
                                                               -----

         Total minimum future lease payments                 $32,606
                                                             =======

     Rent expense was $13,155, in 2003, $12,901, in 2002, and $11,490, in 2001.

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

8. Employee Benefit Plans

     The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute up to the dollar limit described in Section 402(g) of the Code ($12,000 in 2003). All amounts deferred under this salary reduction feature are fully vested. In accordance with the Economic Growth and Tax Relief Act of 2001, the Plan also allows employees over the age of 50 to contribute an additional $2,000 as a "catch-up contribution."

     The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant, excluding the "catch-up contribution." Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $261 in 2003, $668 in 2002, and $587 in 2001. The Company temporarily eliminated the 401(k) employer match in April 2003 as part of a cost reduction initiative. No contributions have been made by the Company under the profit-sharing feature. The Company has adopted a Deferred

                     Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

8.   Employee Benefit Plans (continued)

Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2003 and 2002, the total amount deferred under this plan, including earnings, was approximately $726 and $649, respectively.

     Holdings has adopted stock option plans for certain key employees of the Company. In 2003 the Company adopted the 2003 Employee Stock Option Plan (the "2003 plan") which allowed for up to 230,000 options to be granted. Under the 1997 Employee Stock Option Plan (the "1997 Plan"), up to 479,500 options to purchase Holdings' outstanding common stock could be granted. The 1997 plan was subsequently amended and restated in 1998 (the "Amended and Restated 1997 Employee Stock Option Plan"). Prior to the 1997 recapitalization, the Company had adopted the 1994 Employee Stock Option Plan (the "1994 plan") for certain key employees. All options outstanding under the 1994 plan became fully vested in conjunction with the recapitalization. The three stock option plans are referred to collectively as the "Stock Option Plans."

     The options under the Stock Option Plans are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods. All options expire 10 years from the date of grant. The options were granted with an exercise price equal to the fair value of the shares as of the date of grant.

     A summary of stock option activity and related information for the years ended December 31 follows:


                    2003                      2002                   2001
           ---------------------  ------------------------- --------------------
                       Weighted                 Weighted                Weighted
                        Average                  Average                 Average
                       Exercise                 Exercise                Exercise
            Options     Price      Options       Price      Options       Price
           ----------   ------    ----------     -----     ---------      -----
Beginning
  balance   1,118,990   $23.87     1,125,140     $23.87    1,120,540     $23.56

Granted       196,450    50.67         6,300      50.67       23,300      50.67
Canceled            -        -             -          -            -          -
Forfeited     (53,850)  (37.60)      (12,450)    (37.60)     (18,700)    (38.45)
           ----------   ------    -----------    ------    ---------      -----
Ending
  balance   1,261,590    23.87     1,118,990      23.87    1,125,140      23.87

Exercisable
  at end of
  year        979,963    20.69       986,500      20.69      975,506      20.26

                     Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

8.   Employee Benefit Plans (continued)


Exercise prices for options outstanding as of December 31, 2003 are detailed in the following table.


-------------------------------------------------------------------------------

                                                            Weighted Average
Exercise  Shares Outstanding at   Shares Exercisable at         Remaining
Price      December 31, 2003        December 31, 2003       Contractual Life
-------------------------------------------------------------------------------
$ 4.59            72,000                   72,000                 1.2 years
$ 9.60           274,650                  274,650                 2.2 years
$18.39           266,490                  266,490                 3.2 years
$30.50           322,150                  282,483                 4.0 years
$50.67           326,300                   84,340                 5.0 years
-------------------------------------------------------------------------------


     At December 31, 2003, the Company had approximately 1,341,000 shares of common stock reserved for the exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.

9. Related Party Transactions

     During 2003, 2002 and 2001, Scotsman paid dividends of approximately $55, $133, and $60, respectively, to Holdings primarily to fund normal operating expenses.

                     Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements



10. Assets Held for Sale

     Given  recent  economic  trends,   the  Company   implemented  a  strategic
initiative to dispose of selected rental units in its lease fleet which the Company has determined no longer merit further investment. In accordance with SFAS No. 144 - Accounting for the Impairment or Disposal of Long Lived Assets, the Company plans to sell to one or more buyers approximately 2,900 units within a year of December 31, 2003, the effective date of the disposal initiative. Accordingly, the Company recorded a $19.4 million impairment charge in the fourth quarter of 2003 to reflect the write-down of these assets to their estimated fair value (less costs to sell). These units have been removed from the lease fleet equipment and classified separately as "Held for Sale" assets which are included in other assets on the consolidated balance sheet as of December 31, 2003. The December 31, 2002 amount of "Held for Sale" units has also been reclassed on the balance sheet for comparative purposes in accordance with SFAS No. 144.

     As of December 31, 2003 and 2002, assets classified as "Held for Sale" related to the strategic initiative were $394 and $21,160.

 11.  Sale of Finance Leases

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

12.  Change in Accounting Estimate

     In October 2002, the Company changed its estimated residual value from 50% of capitalized costs to $1 for certain classroom units. Additionally, the remaining estimated useful life for a portion of these units was reduced to 45 months. The effect of this change in estimate is an increase in depreciation expense of approximately $2,400, a decrease in net income of $1,460, and a decrease in earnings per basic share and earnings per diluted share of $.24 and $.24, respectively, for the year ended December 31, 2003.

                    Scotsman Holdings, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


13.   Prepaid Expenses and Other Current Assets and Accrued Expenses

     Prepaid expenses and other current assets consists of the following as of December 31:



                                                    2003                 2002
                                                    ----                 ----
Cost in excess of billings, net                 $ 11,827             $  6,323
Inventories                                       13,036               13,036
Prepaid expenses                                   8,878                5,524
                                                   -----               ------
Prepaid expenses and other current assets        $33,741             $ 24,883
                                                  ======               ======


Accrued expenses consists of the following as of December 31:

                                                    2003                 2002
                                                    ----                 ----
Payroll and employee benefits                  $   8,147            $   8,283
Accrued interest                                  11,454                8,226
Other liabilities                                  9,776               12,651
                                                   -----               ------
Accrued expenses                               $  29,377            $  29,160
                                                  ======               ======

                         Report of Independent Auditors

Board of Directors
Williams Scotsman, Inc.

     We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 4 to the Consolidated Financial Statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

     As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2003 the Company changed its method of accounting for stock-based compensation.

                                                           /s/ Ernst & Young LLP
Baltimore, Maryland

February 6, 2004



                                       Williams Scotsman, Inc. and Subsidiaries
                                              Consolidated Balance Sheets


                                                                                        December 31
                                                                                  2003              2002
                                                                            ------------------------------

                                                                                   (In thousands)
Assets

Cash                                                                          $      387        $      427
Trade accounts receivable, net of allowance for doubtful accounts of
   $862 in 2003 and $1,071 in 2002                                                55,841            63,965
Prepaid expenses and other current assets                                         33,741            24,883
Rental equipment, net of accumulated depreciation of $224,794 in 2003
   and $195,874 in 2002                                                          828,078           828,927
Property and equipment, net                                                       80,750            80,249
Deferred financing costs, net                                                     22,868            23,616
Goodwill                                                                         169,913           168,931
Other intangible assets, net                                                       2,575             3,238
Other assets                                                                      10,958            35,529
                                                                            ----------------------------------
                                                                              $1,205,111        $1,229,765
                                                                            ==================================

Liabilities and stockholder's equity
Accounts payable                                                              $   29,505        $   23,257
Accrued expenses                                                                  29,365            29,146
Rents billed in advance                                                           18,295            18,773
Revolving credit facility                                                         54,940           197,691
Long-term debt, net                                                              907,238           786,654
Deferred income taxes                                                            152,903           160,451
                                                                            ----------------------------------
         Total liabilities                                                     1,192,246         1,215,972
                                                                            ----------------------------------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     and outstanding 3,320,000 shares                                                 33                33
   Additional paid-in capital                                                    132,368           131,602
   Cumulative foreign currency translation adjustment                              8,621            (1,386)
   Retained deficit                                                             (128,157)         (116,456)
                                                                            ----------------------------------

Total stockholder's equity                                                        12,865            13,793
                                                                            ----------------------------------

                                                                              $1,205,111        $1,229,765
                                                                            ==================================
See accompanying notes.


                    Williams Scotsman, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                              Year ended December 31
                                                                     2003            2002            2001
                                                                 ---------------------------------------------
                                                                            (In thousands except
                                                                              per share amounts)
Revenues

Leasing                                                              $213,976        $227,106     $238,151
Sales:
   New units                                                           71,635          98,927       91,114
   Rental equipment                                                    20,734          23,951       22,212
Delivery and installation                                              91,318         101,034       97,342
Other                                                                  40,113          44,155       43,437
                                                                 -------------------------------------------
         Total revenues                                               437,776         495,173      492,256
                                                                 -------------------------------------------


Cost of sales and services
Leasing:
   Depreciation and amortization                                       49,097          45,834       41,761
   Other direct leasing costs                                          47,864          46,410       43,109
Sales:
   New units                                                           59,411          82,564       75,169
   Rental equipment                                                    16,361          18,164       16,886
Delivery and installation                                              78,856          84,540       78,339
Other                                                                   8,274           9,901        8,374
                                                                 -------------------------------------------
         Total costs of sales and services                            259,863         287,413      263,638
                                                                 -------------------------------------------
         Gross profit                                                 177,913         207,760      228,618
                                                                 -------------------------------------------
Selling, general and administrative expenses                           76,241          85,722       82,516
Other depreciation and amortization                                    13,869          13,438       18,845
Interest, including amortization of deferred financing
   costs of $8,789, $7,948 and $5,269                                  87,174          85,208       85,486
Held for sale impairment charge                                        19,386              --           --
Non-cash charge for casualty loss                                          --              --        1,500
                                                                 -------------------------------------------
         Total operating expenses                                     196,670         184,368      188,347
                                                                 -------------------------------------------
        (Loss) income  before income taxes                            (18,757)         23,392       40,271
Income tax (benefit) expense                                           (7,111)          8,157       17,605
                                                                 -------------------------------------------
         Net (loss) income                                       $    (11,646)       $ 15,235     $ 22,666
                                                                 ===========================================

(Loss) earnings per common share                                 $      (3.51)       $   4.59     $   6.83
                                                                 ============================================

See accompanying notes.


                                                         64



                                               Williams Scotsman, Inc. and Subsidiaries
                                 Consolidated Statements of Changes in Stockholder's Equity (Deficit)

                                                                                                   Cumulative
                                                                                                    Foreign
                                                                   Additional                       Currency
                                              Common Stock          Paid-in        Retained        Translation
                                           Shares      Amount       Capital        Deficit         Adjustment          Total
                                      -------------------------------------------------------------------------------------------
                                                                     (In thousands)

Balance at December 31, 2000                3,320       $33        $126,567      $(154,164)      $    (457)           $(28,021)
Foreign currency translation
   adjustment                                                                                       (1,048)             (1,048)
Non-cash stock option
   compensation expense                         -         -            (278)             -               -                (278)
Dividends to parent--$.02 per
   share                                        -         -               -            (60)              -                 (60)
Net income                                      -         -               -         22,666               -              22,666
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 2001                3,320        33         126,289       (131,558)         (1,505)             (6,741)
Foreign currency translation
   adjustment                                   -         -               -              -             119                 119
Non-cash stock option compensation
   expense                                      -         -           5,313              -               -               5,313
Dividends to parent--$.04 per share
                                                -         -               -           (133)              -                (133)
Net income                                      -         -               -         15,235               -              15,235
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 2002                3,320        33         131,602       (116,456)         (1,386)             13,793
Foreign currency translation
   adjustment                                    -        -               -              -          10,007              10,007
Non-cash stock option compensation
   expense                                       -        -             766              -               -                 766
Dividends to parent--$.02 per share
                                                 -        -               -            (55)              -                 (55)
Net loss                                         -        -               -        (11,646)              -             (11,646)
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 2003                3,320     $  33       $ 132,368      $(128,157)      $   8,621             $12,865
                                      ===========================================================================================

See accompanying notes.






                                       Williams Scotsman, Inc. and Subsidiaries
                                         Consolidated Statements of Cash Flows

                                                                                       Year ended December 31
                                                                            2003                2002                2001
                                                                         --------------------------------------------------
                                                                                             (In thousands)
Cash flows from operating activities

Net (loss) income                                                       $   (11,646)       $   15,235         $    22,666
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                           71,755            66,614              65,875
     Amortization of bond discount                                              357               327                  --
     Provision for bad debts                                                  2,286             3,692               4,204
     Deferred income tax (benefit) expense                                   (7,621)            7,781              17,353
     Non-cash option compensation expense (income)                              766             5,313                (278)
     Non-cash held for sale impairment charge                                19,386                --                  --
     Gain on sale of rental equipment                                        (4,373)           (5,787)             (5,326)
     Gain (loss) on sale of fixed assets                                       (810)               50                 (30)
     Decrease (increase) in net trade accounts receivable                     6,881             6,695             (24,719)
     Increase (decrease) in accounts payable and accrued expenses,
       including casualty loss in 2001                                        6,162             2,097              (5,397)
     Other                                                                   (8,871)           (6,683)            (14,833)
                                                                         --------------------------------------------------
Net cash provided by operating activities                                    74,272            95,334              59,515
                                                                         --------------------------------------------------






                                       Williams Scotsman, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows (continued)

                                                                                       Year ended December 31,
                                                                              2003              2002             2001
                                                                          -----------------------------------------------
                                                                                            (in thousands)


Cash flows from investing activities
Rental equipment additions                                                  (53,307)          (40,814)        (105,509)
Proceeds from sales of rental equipment                                      20,734            23,951           22,212
Acquisition of businesses, net of cash acquired                              (3,434)           (7,308)         (26,114)
Purchase of property and equipment, net                                      (7,632)          (11,948)         (15,374)
                                                                          -----------------------------------------------
Net cash used in investing activities                                       (43,639)          (36,119)        (124,785)
                                                                          -----------------------------------------------

Cash flows from financing activities
Proceeds from debt                                                          597,379         1,123,473          547,129
Repayment of debt                                                          (619,903)       (1,162,427)        (483,267)
Increase in deferred financing costs                                         (8,041)          (20,263)            (557)
Cash dividends paid                                                             (55)             (133)             (60)
                                                                          -----------------------------------------------
Net cash (used in) provided by financing activities                         (30,620)          (59,350)          63,245
                                                                          -----------------------------------------------
Effect of exchange rate changes                                                 (53)              (22)              63
                                                                          -----------------------------------------------

Net decrease in cash                                                            (40)             (157)          (1,962)

Cash at beginning of period                                                     427               584            2,546
                                                                          -----------------------------------------------
Cash at end of period                                                   $       387     $         427    $         584
                                                                          ===============================================


Supplemental cash flow information:
   Cash paid for income taxes                                           $       396     $         518    $         306
                                                                          ===============================================
   Cash paid for interest                                               $    74,608     $      76,744    $      89,351
                                                                          ===============================================

See accompanying notes.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share amounts)
                           December 31, 2003 and 2002

1.  Organization and Basis of Presentation

Williams Scotsman, Inc. (the Company) is a 100% owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation, which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), and Williams Scotsman of Canada, Inc. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. These 100% owned subsidiaries are guarantors of the Company's credit facility as more fully discussed in Note 5.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States and Canada.

Acquisition of AFA Locations Inc.

On May 29, 2003 the Company acquired AFA Locations Inc. (AFA), a privately-held, Montreal, Canadian-based company that was involved in the leasing of mobile offices built by the manufacturing operations of AFA's consolidated entity. The purchase of the leasing business resulted in the acquisition of approximately 300 units at a value of approximately $2.6 million and the related customer base. The transaction was accounted for under the purchase method of accounting with a net purchase price of $3.2 million and $.6 million of goodwill. The acquisition was financed with borrowings under the Company's credit facility.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation (continued)

Acquisition of Northgate Industries Ltd

On July 31, 2002 the Company acquired the mobile office and storage product fleet of Northgate Industries Ltd., an Edmonton, Alberta-based Canadian company that was involved in the leasing of mobile offices to industrial markets. The transaction was accounted for under the purchase method of accounting with a net purchase price of $7.0 million being allocated to the identifiable net assets acquired of $6.6 million with the excess of $.4 million representing goodwill. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition, which added over 500 units at a value of approximately $6.3 million, was financed with borrowings under the Company's credit facility.

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

Recent Accounting Pronouncements

Stock-based Compensation. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the provisions SFAS No. 148. See Note 2 Summary of Significant Accounting Policies - Stock-based Compensation for further discussion of SFAS No. 148.


Goodwill and other intangible assets. In June 2001, the FASB issued SFAS No. 141
- Business Combinations, and SFAS No. 142 - Goodwill and Other Intangible Assets .. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 also eliminates the pooling-of-interests-method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. There was no material effect upon adoption of SFAS No. 141, which was adopted on December 1, 2001. See Note 2 Summary of
Significant  Accounting  Policies-Goodwill  and   Other  Intangible  Assets  for

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

further discussion of SFAS No. 142, which was adopted on January 1, 2002. Also see Note 4, Goodwill and Other Intangible Assets.


2.  Summary of Significant Accounting Policies


(a)  Use of Estimates

     The  preparation   of   the   financial   statements   in  conformity  with
     accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


(b)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(c)  Accounts Receivable and Allowance for Doubtful Accounts

     The Company's accounts receivable consist of amounts due from customers throughout the United States and Canada. Collateral is generally not required. The Company provides an allowance for doubtful accounts receivable by a charge to operations in amounts equal to the estimated losses expected to be incurred in collection of the accounts. The estimated losses are based on historical collection experience, days sales outstanding trends, and an ongoing review of specific customers and a review of the current status of the existing receivables. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectible.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

(d)       Leasing Operations

          Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 13 months at December 31, 2003. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life generally of 10 to 20 years and an estimated residual value of typically 50%.

          Costs  of  improvements  and  betterments  are   capitalized,  whereas
          costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

(e)       Property and Equipment

          Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

(f)       Deferred Financing Costs

          Costs  of  obtaining   debt  are  amortized   using the  straight-line
          method which approximates the effective interest rate method over the term of the debt.

(g)       Goodwill and Other Intangible Assets

          The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill. In accordance with SFAS No. 142, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Prior to the adoption of this standard, goodwill was amortized on a straight-line basis over 20 to 40 years. The Company performed the first of these required tests during 2002 and determined that the evaluation for impairment each year would be performed as of October 1. For 2003 and 2002, goodwill was determined not to be impaired. On a periodic basis, the Company evaluates the carrying value of its intangible assets to

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)


(g)       Goodwill and Other Intangible Assets (continued)

          assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the Company over the remaining amortization period, the Company's carrying value of intangible assets would be reduced by the estimated shortfall of cash flows, on a discounted basis. Intangible assets with finite lives are amortized over their estimated useful lives ranging from 24 to 228 months, with a remaining weighted average useful life of 110 months.

(h)       Stock-based Compensation

          Prior to 2003, the Company accounted for its issuance of stock options and any modifications thereof using variable plan accounting and the intrinsic value method under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB No.25) and related interpretations. Stock-based employee compensation expense (income) for stock options of $5,313 and $(278) was reflected in net income for the years ended December 31, 2002 and 2001, respectively. The 2002 compensation expense resulted from a modification made for the continuation of certain employees' options after their termination from the Company.

          Effective  January 1,  2003,  the   Company  adopted  the  fair  value
          recognition provisions of SFAS No. 123 - Accounting for Stock-Based Compensation. The Company selected the modified prospective method of adoption described in SFAS No. 148. Compensation cost recognized in 2003 of $766 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. In accordance with the modified prospective method of adoption, results for prior years have not been restated.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

(h)       Stock-based Compensation (continued)

          Pro forma information required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method during each year presented in the financial statements. The stock compensation expense for each period presented was determined using a straight-lined attribution method over the vesting period

                                                    Year Ended December 31,
                                                    ----------------------
                                                  2003       2002        2001
                                                  ----       ----        ----
          Net (loss) income, reported         $(11,646)   $15,235     $22,666
          Add: Stock compensation- net of tax
             reported                              476      3,460        (156)
          Deduct: Stock compensation-net of
          tax fair value-based                    (476)      (939)       (637)
                                                   ---        ---         ---
          Pro forma net (loss) income         $(11,646)   $17,756     $21,873
                                                 ======     ======      ======
          (Loss) Earnings per share:
             Reported                         $ (3.51)    $ 4.59      $ 6.83
                                                 ====       ====        ====
          Pro forma                           $ (3.51)    $ 5.35      $ 6.59
                                                 ====       ====        ====

          The weighted average fair value of options granted in 2003, 2002, and 2001 were $20.77, 21.76, and 25.19, respectively. The following assumptions were used to compute these fair values using the Cox Ross Rubinstein binomial model at grant date in accordance with SFAS No. 148 adoption standards:

                                       2003              2002             2001
                                       ----              ----             ----
          Risk-free interest rate      2.97%             3.80%            4.50%
          Expected life in years       5.00              5.00             5.00
          Volatility                   45.2%             46.2%            51.6%
          Dividend Yield                  0%                0%               0%

          During 2003, a modification was made for the continuation of certain employees options after their termination from the Company. The weighted average of the fair value of their modified options, risk free interest rate at modification date, expected life and volatility was $35.10, 2.06%, 3.81 years, and 45.3%, respectively.

          For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options' vesting period.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

(i)       Income Taxes

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

(j)       Advertising costs

          Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001 was $3,935, $4,189, and $4,538, respectively and is included in selling, general, and administrative expenses in the consolidated statements of operations.

(k)       Earnings Per Share

          Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 2003, 2002 and 2001.

(l)       Revenue Recognition

          The Company's revenue recognition policy is to recognize rental income ratably over the month on a daily basis. Billings for periods extending beyond the month end are recorded as deferred income. Sales revenue is recognized at the time the units are delivered and installed, with the exception of long-term construction-type sales contracts for which revenue is recognized under the percentage of completion method. Under this method, income is recognized based on the incurred costs to date compared to estimated total costs. All other revenue is recognized when related services have been performed. Where applicable, the Company's revenue recognition policy takes into consideration the guidance of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The
          Company has determined that for the majority of arrangements with multiple deliverables, the Company meets the criteria to account for these deliverables separately.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

(m)       Foreign Currency Translation

          The  financial   statements  of  the  Company's foreign subsidiary for
          which  the  local  currency  is  the  functional   currency  has  been
          translated into U.S. dollars in accordance SFAS No. 52 - Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rates during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the consolidated statements of operations of all transaction gains and losses is insignificant for all years presented.

(n)       Reclassifications

          Certain prior year amounts have been reclassified to conform to current year presentation. Certain amounts in the statement of cash flow have been reclassified to reflect the effects of changes in foreign currency exchange rates.


3.  Property and Equipment

Property and equipment consist of the following:
                                                     December 31
                                                2003                2002
                                          -----------------------------------

Land                                        $   19,286         $    19,441
Buildings and improvements                      33,231              33,145
Furniture and equipment                         73,373              65,515
                                          -----------------------------------
                                               125,890             118,101
Less accumulated depreciation                   45,140              37,852
                                          -----------------------------------
Net property and equipment                  $   80,750         $    80,249
                                          ===================================

Depreciation expense related to property and equipment was $8,229, $7,206, $7,942 for the years ended December 31, 2003, 2002, and 2001, respectively.



                                        Williams Scotsman, Inc. and Subsidiaries
                                       Notes to Consolidated Financial Statements

4.  Goodwill and Other Intangible Assets

The  following  table  displays the  intangible  assets that continue to be subject to amortization and intangible assets not subject to amortization:


                                --------- December 31, 2003 ---------        --------- December 31, 2002---------

                                  Gross                           Net         Gross                         Net
                                 Carrying      Accumulated       Book       Carrying     Accumulated        Book
                                  Amount      Amortization       Value        Amount     Amortization       Value
                                 -------      ------------       -----        ------     ------------       -----
   Amortizable:
       Non-Compete
          Agreements              $3,514            $2,421      $1,093        $3,445           $1,795      $1,650
       Customer Base               2,000               518       1,482         2,000              412       1,588
                                   -----             -----       -----         -----            -----       -----
                                  $5,514            $2,939      $2,575        $5,445           $2,207      $3,238
                                  ======            ======       =====        ======            =====       =====
   Unamortizable:
        Goodwill                $185,500           $15,587    $169,913      $184,518          $15,587    $168,931
                                ========           =======     =======       =======           ======     =======

Amortization expense for the year ended December 31, 2003 was $.7 million, which represents the amortization  related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight-line basis over periods of 24 to 228  months.  The weighted average remaining life for these identified intangible assets is 110 months. Amortization  expense  relating to these identified intangibles for each of the next five years is as follows:

                                    2004               $573
                                    2005                562
                                    2006                229
                                    2007                150
                                    2008                105
                              Thereafter                956

A summary of the changes in the carrying amount of goodwill for the years ended December 31, 2003  and  2002  is  as follows:


                                         ---------December 31, 2003-----             -------December 31, 2002-------
                                         Gross Carrying     Accumulated             Gross Carrying      Accumulated
                                             Amount         Amortization                Amount          Amortization
                                         --------------     ------------             -------------      ------------
Beginning Balance                           $184,518         $ 15,587                  $183,965            $15,587

Net Goodwill Acquired                            982               --                       553                 --
                                             -------           ------                   -------             ------
Ending Balance                              $185,500         $ 15,587                  $184,518            $15,587
                                             =======           ======                   =======             ======


                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

4.  Goodwill and Other Intangible Assets (continued)

     As required by SFAS No. 142, the results of the prior years have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, is presented below for the three years ended December 31, 2003, 2002, and 2001, respectively.


                                             2003          2002          2001
                                             ----          ----          ----


          Reported net (loss) income      $(11,646)      $15,235       $22,666
          Add back:
          Goodwill and Other Intangible
          amortization (net of tax)             --            --         4,735
                                            ------        ------         -----
          Adjusted net (loss) income      $(11,646)      $15,235       $27,401
                                            ======        ======        ======

          Earnings per share:
          Reported net (loss) income      $  (3.51)      $  4.59       $  6.83
                                              ====          ====          ====
          Adjusted net (loss) income      $  (3.51)      $  4.59       $  8.25
                                              ====          ====          ====


5.  Revolving Credit Facility and Long-Term Debt

Debt consists of the following:
                                                        December 31
                                                   2003             2002
                                             ----------------------------------

Borrowings under revolving credit facility     $    54,940     $    197,691
Term loan                                          208,428          238,200
9.875% senior notes, due June 2007
    net of unamortized discount of $1,189
          in 2003 and $1,546 in 2002               548,810          548,454
10.0% senior secured notes due August 2008         150,000               --
                                             ----------------------------------
                                               $   962,178     $    984,345
                                             ==================================

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

5.  Revolving Credit Facility and Long-Term Debt (continued)

     In August 2003, the Company issued $150.0 million of 10.0% senior secured notes due 2008. The Company used the net proceeds of $145.4 million received from that offering to repay $27.5 million of the term loan under its credit agreement and repay $117.9 million of borrowings and terminate commitments under its revolving credit facility. In accordance with SFAS No. 145 - Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, $1.5 million (net of tax of approximately $1 million) in deferred financing costs related to the extinguished debt was immediately amortized in 2003 and included in interest expense. The impact of the debt extinguishment to earnings per share was $.45 for 2003.

     The 10.0% senior secured notes are fully and unconditionally guaranteed on a senior secured second lien basis by the Company's 100% owned subsidiaries:
Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot, also a 100% owned subsidiary, has fully and unconditionally guaranteed the senior secured notes on a subordinated secured second lien basis. These 100% owned subsidiaries act as joint and several guarantors of the senior secured notes. See Note 1 Organization and Basis of Presentation for a description of the operations of Willscot. The 10.0% senior secured notes are due August 15, 2008 with interest payable semi-annually on February 15 and August 15 of each year. On August 15, 2006, the 10.0% senior secured notes will become redeemable at the option of the Company, at a redemption price of 105.0% during the 12-month period beginning August 15, 2006 and 102.5% beginning August 15, 2007.

     In February 2002, the Company issued $150.0 million of additional 9.875% senior notes under its existing indenture, which were issued at a price of 98.75%. Net proceeds from the issuance were used to permanently repay the outstanding balance of the term loan ($58,050 plus accrued interest) and to reduce outstanding borrowings under the then existing revolving credit facility. The Company's 9.875% senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company's 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the 9.875% senior notes on a subordinated basis. These 100% owned subsidiaries (Guarantor Subsidiaries), act as joint and several guarantors of the9.875% senior notes. The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year. On June 1, 2003, the 9.875% senior notes became redeemable at the option of the Company, at a redemption price of 102.469% during the 12-month period beginning June 1, 2003 and 100% thereafter.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

5.  Revolving Credit Facility and Long-Term Debt (continued)

     On March 26, 2002, the Company entered into a new credit facility, the net proceeds from which were used to refinance its existing credit facility. This credit agreement provided for a $460.0 million revolving credit facility, a $210.0 million term loan, both maturing on December 31, 2006, and up to an additional $30.0 million in term or revolver commitments. In accordance with SFAS No. 145, $1.0 million (net of tax of approximately $.6 million) in deferred financing costs related to this refinancing was amortized immediately in 2002 and included in interest expense, resulting in an impact to earnings per share of $.30.

     Interest on borrowings under the revolver is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.0%. The weighted average interest rates of the revolver under the credit agreement were 4.50% and 4.74% at December 31, 2003 and 2002, respectively. Principal payments due on the term loan are equal to 1% per year payable quarterly through September 30, 2006 with the balance due on December 31, 2006. Interest on the term loan is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.00%. The weighted average interest rates of the term loan under the credit agreement were 4.24% and 4.75% at December 31, 2003 and 2002, respectively.

     Borrowings under the new credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. The credit agreement contains restrictions on the amount of dividends that the Company can pay to Holdings and requires compliance with certain financial covenants including capital expenditures, interest coverage, and leverage and fleet utilization levels. In August 2003, the Company amended these financial ratios by (1) increasing the permitted maximum leverage ratio, (2) decreasing the required utilization rate, and (3) decreasing the minimum interest coverage ratio. These steps are geared toward improving the company's underlying liquidity, profitability, and performance. The failure to maintain the required ratios would result in the Company not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in a default under the credit agreement. The Company is currently in compliance with all financial covenants.

     The Company's unused line of revolving credit at December 31, 2003 was $287.1 million. Borrowing base (collateral) availability calculated in accordance with the credit agreement was $231.4 million at December 31, 2003; however, Consolidated Leverage Ratio covenant restrictions further limited the Company's borrowing availability at December 31, 2003 to $57.9 million. In order to meet future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facility. The Company believes it will have sufficient liquidity under its revolving line of credit and from cash generated from operations to fund its operations for the next 12 months.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

5.  Revolving Credit Facility and Long-Term Debt (continued)

At December 31, 2003 and 2002, the fair value of debt was approximately $983,118 and $944,641, respectively.

Letter of credit obligations at December 31, 2003 and 2002 were approximately $8,098 and $5,172 million, respectively.

Maturities of long term debt during the years subsequent to December 31, 2003 are as follows:

                                2004     $  2,121
                                2005        2,121
                                2006      259,126
                                2007      548,810
                                2008      150,000


     The individual short-term contracts of the revolving credit facility come due in accordance with the terms of each contractual borrowing under the credit facility, which vary from 30 to 180 days. The Company intends to reborrow funds, as deemed available in accordance with the covenants and restrictions outlined in the Company's credit agreement, until the revolving credit facility expires in June 2006.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


6.   Income Taxes

     Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                              December 31
                                                           2003          2002
                                                      -------------------------

Deferred tax liabilities:
   Cost basis in excess of tax basis of assets and
   accelerated tax depreciation:
        Rental equipment                               $256,329        $256,986
        Property and equipment                              737           1,042
       Other                                                977           2,582
                                                      -------------------------
           Total deferred tax liabilities               258,043         260,610
                                                      -------------------------
Deferred tax assets:
   Allowance for doubtful accounts                          338             423
   Rents billed in advance                                7,296           7,893
   Stock option compensation                              4,206           3,911
   Deferred compensation                                    521             537
   Net operating loss carryovers                         95,207          88,471
   Alternative minimum tax credit carryovers              1,759           1,759
   Other                                                    615             565
                                                      -------------------------
                                                        109,942         103,559
   Less:  valuation allowance                            (4,802)         (3,400)
                                                      -------------------------
         Total deferred tax assets                      105,140         100,159
                                                      -------------------------
Net deferred tax liabilities                           $152,903        $160,451
                                                      =========================

     At December 31, 2003, the Company had net operating loss carryovers available for federal and foreign income tax purposes of $235,136 (net of related valuation allowance). These net operating loss carryovers expire at various dates from 2004 to 2023. Also, alternative minimum tax credit carryovers of approximately $1,759, are available without expiration limitations.

     During 2003, a valuation allowance of $3,400 related to precapitalization loss carryover limitations was reversed pursuant to changes in IRS guidelines. Also during 2003, a net operating loss of $774 expired. A valuation allowance of $4,802 was recorded based on the potential expiration of additional net operating loss carryovers.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

6.  Income Taxes (continued)

Income tax expense (benefit) consists of the following:

                                                   Years ended December 31
                                               2003          2002          2001
                                             ----------------------------------

Current
    Federal                                   $     --    $      --    $     --
    State                                          400          290         210
    International                                  110           86          42
                                             ----------------------------------
                                              $    510    $     376    $    252
                                             ----------------------------------
Deferred
    Federal                                   $ (8,159)   $   6,481    $ 13,703
    State                                       (1,357)       1,078       2,278
    International                                1,895          222       1,372
                                             ----------------------------------
                                              $ (7,621)   $   7,781    $ 17,353
                                             ----------------------------------
Total income taxes                            $ (7,111)   $   8,157    $ 17,605
                                             ==================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                    Years ended December 31
                                                2003          2002         2001
                                               ---------------------------------

Income tax at statutory rate                  $( 6,565)     $  8,187     $14,096
State income taxes, net of federal tax            (654)          889       1,618
Amortization of intangible assets                   47            70       1,776
Other                                               61          (989)        115
                                               ---------------------------------
                                              $ (7,111)     $  8,157     $17,605
                                               =================================

     The components of (loss) income from consolidated operations before income taxes is as follows:


                                                Years ended December 31
                                                2003          2002         2001
                                       -----------------------------------------

United States                                 $(23,644)     $ 19,527     $37,933
International                                    4,887         3,865       2,338
                                       -----------------------------------------
                                              $(18,757)      $23,392     $40,271
                                       =========================================

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

7.  Commitments and Contingencies

     The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 2003 approximate future minimum rental payments are as follows:

         2004                                                $10,342
         2005                                                  8,579
         2005                                                  5,718
         2006                                                  3,596
         2007                                                  2,004
         Thereafter                                            2,367
                                                               -----

         Total minimum future lease payments                 $32,606
                                                             =======

     Rent expense was $13,155, in 2003, $12,901, in 2002, and $11,490, in 2001.

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

8. Employee Benefit Plans

     The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute up to the dollar limit described in Section 402(g) of the Code ($12,000 in 2003). All amounts deferred under this salary reduction feature are fully vested. In accordance with the Economic Growth and Tax Relief Act of 2001, the Plan also allows employees over the age of 50 to contribute an additional $2,000 as a "catch-up contribution."

     The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant, excluding the "catch-up contribution." Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $261 in 2003, $668 in 2002, and $587 in 2001. The Company temporarily eliminated the 401(k) employer match in April 2003 as part of a cost reduction initiative. No contributions have been made by the Company under the profit-sharing feature. The Company has adopted a Deferred

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

8.   Employee Benefit Plans (continued)

Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2003 and 2002, the total amount deferred under this plan, including earnings, was approximately $726 and $649, respectively.

     Holdings has adopted stock option plans for certain key employees of the Company. In 2003 the Company adopted the 2003 Employee Stock Option Plan (the "2003 plan") which allowed for up to 230,000 options to be granted. Under the 1997 Employee Stock Option Plan (the "1997 Plan"), up to 479,500 options to purchase Holdings' outstanding common stock could be granted. The 1997 plan was subsequently amended and restated in 1998 (the "Amended and Restated 1997 Employee Stock Option Plan"). Prior to the 1997 recapitalization, the Company had adopted the 1994 Employee Stock Option Plan (the "1994 plan") for certain key employees. All options outstanding under the 1994 plan became fully vested in conjunction with the recapitalization. The three stock option plans are referred to collectively as the "Stock Option Plans."

     The options under the Stock Option Plans are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods. All options expire 10 years from the date of grant. The options were granted with an exercise price equal to the fair value of the shares as of the date of grant.

     A summary of stock option activity and related information for the years ended December 31 follows:


                    2003                      2002                   2001
           ---------------------  ------------------------- --------------------
                       Weighted                 Weighted                Weighted
                        Average                  Average                 Average
                       Exercise                 Exercise                Exercise
            Options     Price      Options       Price      Options       Price
           ----------   ------    ----------     -----     ---------      -----
Beginning
  balance   1,118,990   $23.87     1,125,140     $23.87    1,120,540     $23.56

Granted       196,450    50.67         6,300      50.67       23,300      50.67
Canceled            -        -             -          -            -          -
Forfeited     (53,850)  (37.60)      (12,450)    (37.60)     (18,700)    (38.45)
           ----------   ------    -----------    ------    ---------      -----
Ending
  balance   1,261,590    23.87     1,118,990      23.87    1,125,140      23.87

Exercisable
  at end of
  year        979,963    20.69       986,500      20.69      975,506      20.26

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

8.   Employee Benefit Plans (continued)


Exercise prices for options outstanding as of December 31, 2003 are detailed in the following table.


-------------------------------------------------------------------------------

                                                            Weighted Average
Exercise  Shares Outstanding at   Shares Exercisable at         Remaining
Price      December 31, 2003        December 31, 2003       Contractual Life
-------------------------------------------------------------------------------
$ 4.59            72,000                   72,000                 1.2 years
$ 9.60           274,650                  274,650                 2.2 years
$18.39           266,490                  266,490                 3.2 years
$30.50           322,150                  282,483                 4.0 years
$50.67           326,300                   84,340                 5.0 years
-------------------------------------------------------------------------------


     At December 31, 2003, the Company had approximately 1,341,000 shares of common stock reserved for the exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.



                                         Williams Scotsman, Inc. and Subsidiaries
                                        Notes to Consolidated Financial Statements

9.  Supplemental Condensed Consolidating Financial Information

     The  9.875%  senior  notes are fully and  unconditionally  guaranteed  on a senior  unsecured basis   by
the Company's 100% owned  subsidiaries,  Space Master International,  Inc., Evergreen Mobile Company,   Truck
& Trailer Sales, Inc. and Williams  Scotsman  of   Canada,  Inc.   Willscot  has  fully  and  unconditionally
guaranteed  the 9.875% senior notes on a  subordinated  basis.  The  10.0%  senior  secured  notes are  fully and  unconditionally  guaranteed  on a  senior  secured  second  lien  basis  by  the  Company's  100%  owned subsidiaries.  Willscot,  also a 100% owned subsidiary, has fully and unconditionally  guaranteed  the  10.0%
senior secured  notes on a   subordinated   secured   second  lien  basis.   These  100%  owned  subsidiaries
(Guarantor  Subsidiaries),   act  as  joint  and  several  guarantors  of  the   Senior  Notes.  See  Note  1
Organization  and Basis of  Presentation  for a description of the  operations  of  Willscot.   Additionally,
Willscot has entered into a  management  agreement  with  the   Company   whereby   it  pays  a  fee  to  the
Company in an amount equal to the rental and other  income (net of  depreciation expense) it earns  from  the
Company. Therefore, Willscot earns no net income.

     The following presents condensed  consolidating   financial   information  for   the  Company  and   the
Guarantor Subsidiaries. Under the provisions of the previous credit  facility, Williams Scotsman of   Canada,
Inc.  was not  considered a guarantor subsidiary, and therefore, its net assets and  operations were properly excluded from the condensed financial information of the guarantor  subsidiaries  during  the  period  ending
December 31, 2001. In order to conform to current year presentation,  all  of  the  100%  owned  subsidiaries
have been  reclassified as Guarantor  Subsidiaries for 2001. Space  Master   International,  Inc.,  Evergreen
Mobile  Company  and  Truck &  Trailer  Sales,  Inc.  do not have any assets or operations.


                                                                      As of December 31, 2003
                                                                      -----------------------
                                                                  Guarantor
                                                       Parent   Subsidiaries   Eliminations      Consolidated
                                                  ------------- -------------- ------------- ----------------
Balance Sheet
 Assets:

    Rental equipment, at cost                         $285,649      $767,223      $       -        $1,052,872
    Less accumulated depreciation                       59,237       165,557              -           224,794
                                                       -------       -------   ------------         ---------
    Net rental equipment                               226,412       601,666              -           828,078

    Property and equipment, net                         79,217         1,533              -            80,750
    Investment in Willscot                             546,750             -       (546,750)                -
    Other assets                                       328,802         9,461        (41,980)          296,283
                                                     ---------       -------        --------        ---------

Total assets                                        $1,181,181      $612,660      $(588,730)       $1,205,111
                                                     =========      ========        =======         =========

 Liabilities:
    Accounts payable and accrued expenses               55,528         3,342              -            58,870
    Long-term debt and revolving credit facility       962,178             -              -           962,178
    Other liabilities                                  171,197        41,981        (41,980)          171,198
                                                       -------        ------         ------         ---------
    Total liabilities                                1,188,903        45,323        (41,980)        1,192,246


 Equity:                                                (7,722)      567,337       (546,750)           12,865
                                                     ---------       -------        -------         ---------
Total liabilities and stockholder's equity          $1,181,181      $612,660      $(588,730)       $1,205,111
                                                     =========       =======        =======         =========



                                      Williams Scotsman, Inc. and Subsidiaries
                                     Notes to Consolidated Financial Statements


9.  Supplemental Condensed Consolidating Financial Information (continued)

                                                                      As of December 31, 2002
                                                                      -----------------------
                                                                  Guarantor
                                                       Parent   Subsidiaries    Eliminations      Consolidated
                                                 -------------- --------------- -------------  ---------------
Balance Sheet
 Assets:

    Rental equipment, at cost                        $322,546       $702,255       $       -       $1,024,801

    Less accumulated depreciation                      68,061        127,813               -          195,874
                                                      -------        -------         -------          -------
    Net rental equipment                              254,485        574,442               -          828,927

    Property and equipment, net                        79,293            956               -           80,249

    Investment in subsidiaries                        560,576              -        (560,576)               -
    Other assets                                      328,291         29,679         (37,381)         320,589
                                                    ---------         ------         -------        ---------
Total assets                                       $1,222,645       $605,077       $(597,957)      $1,229,765
                                                    =========        =======         =======        =========


 Liabilities:
    Accounts payable and accrued expenses              51,080          1,323               -           52,403
    Long-term debt and revolving credit
    facility                                          984,345              -               -          984,345
    Other liabilities                                 179,224         37,381         (37,381)         179,224
                                                    ---------         ------         --------       ---------
    Total liabilities                               1,214,649         38,704         (37,381)       1,215,972

 Equity (deficit):                                      7,996        566,373        (560,576)          13,793
                                                    ---------        -------        ---------       ---------
Total liabilities and stockholder's
 equity (deficit):                                $ 1,222,645       $605,077       $(597,957)      $1,229,765
                                                    =========        =======         =======        =========
(deficit):




                                                          For the Year Ended December 31, 2003
                                                          ------------------------------------
                                                                  Guarantor
                                                      Parent    Subsidiaries   Eliminations      Consolidated
                                                   ------------ -------------- -------------   --------------
Results of Operations
Total revenues                                     $  415,548        $92,772       $ (70,544)      $  437,776

Gross profit                                          169,161         54,216         (45,464)         177,913

Other expenses                                        185,589         49,434         (45,464)         189,559
                                                      -------         ------          ------          -------
Net (loss) income                                  $  (16,428)       $ 4,782       $       -       $  (11,646)
                                                      =======         ======         =======          ========







                                      Williams Scotsman, Inc. and Subsidiaries
                                     Notes to Consolidated Financial Statements


9.  Supplemental Condensed Consolidating Financial Information (continued)

                                                         For the Year Ended December 31, 2002
                                                         ------------------------------------
                                                                  Guarantor
                                                      Parent    Subsidiaries   Eliminations      Consolidated
                                                     --------   ------------   ------------      -------------
    Results of Operations

    Total revenues                                  $477,595       $ 90,496       $ (72,918)         $495,173

    Gross profit                                     201,329         53,035         (46,604)          207,760

    Other expenses                                   189,865         49,264         (46,604)          192,525
                                                     -------         ------          ------           -------
    Net income                                      $ 11,464       $  3,771       $       -          $ 15,235
                                                     =======         ======          ======           =======


                                                         For the Year Ended December 31, 2001
                                                         ------------------------------------
                                                                 Guarantor
                                                      Parent   Subsidiaries    Eliminations      Consolidated
                                                      ------   ------------    ---------------   ------------
    Results of Operations
    Total revenues                                  $482,010       $ 83,944       $ (73,698)         $492,256

    Gross profit                                     224,615         51,984         (47,981)          228,618

    Other expenses                                   204,245         49,688         (47,981)          205,952
                                                     -------         ------          ------           -------
    Net income                                      $ 20,370       $  2,296       $       -          $ 22,666
                                                     =======         ======          ======           =======


                                                         For the Year Ended December 31, 2003
                                                         ------------------------------------
                                                                Guarantor
                                                      Parent   Subsidiaries    Eliminations      Consolidated
                                                      ------   ------------    ------------      ------------
    Cash Flows
    Cash provided by operating activities           $ 38,820       $ 35,452       $       -          $ 74,272

    Cash used in investing activities                 (7,108)       (36,531)              -           (43,639)

    Cash used in financing activities                (30,620)             -               -           (30,620)

    Effect of change in translation rates                (84)            31               -               (53)
                                                      ------         ------          ------            ------
    Net change in cash                                 1,008         (1,048)              -               (40)
    (Overdraft)/cash at beginning of period             (622)         1,049               -               427
                                                      ------         ------          ------            ------
    Cash at end of period                           $    386       $      1       $                  $    387
                                                      ======         ======          ======            ======

                                                               88



                                            Williams Scotsman, Inc. and Subsidiaries
                                           Notes to Consolidated Financial Statements


9.  Supplemental Condensed Consolidating Financial Information (continued)

                                                               For the Year Ended December 31, 2002
                                                               ------------------------------------
                                                                 Guarantor
                                                      Parent   Subsidiaries    Eliminations      Consolidated
                                                      ------   ------------    ------------      ------------
    Cash Flows

    Cash provided by operating activities            $61,629       $ 33,705        $     -           $ 95,334
                                                                                         -
    Cash used in investing activities                 (2,336)       (33,783)             -            (36,119)

    Cash used in financing  activities               (59,350)             -              -            (59,350)

    Effect of change in exchange rates                   (29)             7              -                (22)
                                                      ------          -----         ------             ------
    Net change in cash                                   (86)           (71)             -               (157)

    (Overdraft)/cash at beginning of period             (535)         1,119              -                584
                                                      -------         -----         ------             ------
    (Overdraft)/cash at end of period                $  (621)     $   1,048        $     -           $    427
                                                      =======         =====         ======             ======


                                                              For the Year Ended December 31, 2001
                                                              ------------------------------------
                                                                 Guarantor
                                                      Parent   Subsidiaries    Eliminations      Consolidated
                                                      ------   ------------    ------------      ------------
    Cash Flows
    Cash provided by operating activities            $36,641      $  22,874        $     -            $59,515

    Cash used in investing activities               (101,164)       (23,621)             -           (124,785)

    Cash provided by financing activities             63,245              -              -             63,245

    Effect of change in exchange rates                   129            (66)             -                 63
                                                      ------         ------         ------             ------
    Net change in cash                                (1,149)          (813)             -             (1,962)
    Cash at beginning of period                          614          1,932              -              2,546
                                                      ------         ------         ------             ------
    (Overdraft)/cash at end of period                 $ (535)     $   1,119        $     -            $   584
                                                      ======         ======         ======             ======



                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

10. Related Party Transactions

     During 2003, 2002 and 2001, the Company paid dividends of approximately $55, $133, and $60, respectively, to Holdings primarily to fund normal operating expenses.

11. Assets Held for Sale

     Given  recent  economic  trends,   the  Company   implemented  a  strategic
initiative to dispose of selected rental units in its lease fleet which the Company has determined no longer merit further investment. In accordance with SFAS No. 144 - Accounting for the Impairment or Disposal of Long Lived Assets, the Company plans to sell to one or more buyers approximately 2,900 units within a year of December 31, 2003, the effective date of the disposal initiative. Accordingly, the Company recorded a $19.4 million impairment charge in the fourth quarter of 2003 to reflect the write-down of these assets to their estimated fair value (less costs to sell). These units have been removed from the lease fleet equipment and classified separately as "Held for Sale" assets which are included in other assets on the consolidated balance sheet as of December 31, 2003. The December 31, 2002 amount of "Held for Sale" units has also been reclassed on the balance sheet for comparative purposes in accordance with SFAS No. 144.

     As of December 31, 2003 and 2002, assets classified as "Held for Sale" related to the strategic initiative were $394 and $21,160.

 12.  Sale of Finance Leases

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

13.  Change in Accounting Estimate

     In October 2002, the Company changed its estimated residual value from 50% of capitalized costs to $1 for certain classroom units. Additionally, the remaining estimated useful life for a portion of these units was reduced to 45 months. The effect of this change in estimate is an increase in depreciation expense of approximately $2,400 and a decrease in net income of $1,460 or $.44 per share, for the year ended December 31, 2003, respectively.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


14.   Prepaid Expenses and Other Current Assets and Accrued Expenses

     Prepaid expenses and other current assets consists of the following as of December 31:



                                                    2003                 2002
                                                    ----                 ----
Cost in excess of billings, net                 $ 11,827             $  6,323
Inventories                                       13,036               13,036
Prepaid expenses                                   8,878                5,524
                                                   -----               ------
Prepaid expenses and other current assets        $33,741             $ 24,883
                                                  ======               ======


Accrued expenses consists of the following as of December 31:

                                                    2003                 2002
                                                    ----                 ----
Payroll and employee benefits                  $   8,147            $   8,283
Accrued interest                                  11,454                8,226
Other liabilities                                  9,764               12,637
                                                   -----               ------
Accrued expenses                               $  29,365            $  29,146
                                                  ======               ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.



Item 9A. Controls and Procedures

(a)       Disclosure controls and procedures.

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

          There has been no change in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Officers

         Our directors and executive officers are as follows:

Name                     Age     Position
Gerard E. Holthaus......  54     President and Chief Executive Officer; Director
                                 and Chairman of the Board
James N. Alexander......  44     Director
Michael F. Finley.......  42     Director
Steven B. Gruber........  46     Director
Brian Kwait.............  42     Director
David P. Spalding.......  49     Director
Joseph F. Donegan.......  53     Executive Vice President - U.S. Field
                                 Operations
John C. Cantlin.........  55     Senior Vice President and Chief Financial
                                 Officer
William C. LeBuhn.......  41     Senior Vice President and Chief Administrative
                                 Officer
Dean T. Fisher..........  57     Vice President - Operations
Sonney Taragin..........  50     Vice President - Information Services
John B. Ross............  55     Vice President and General Counsel
Joseph J. Vecchiolla....  44     Vice President, Marketing and Corporate
                                 Communications

     The directors are elected annually and serve until their successors are duly elected and qualified. No director of Holdings receives any fee for attendance at Board of Directors meetings or meetings of Committees of the Board of Directors. Outside directors are reimbursed for their expenses for any meeting attended.

     Executive officers of Holdings are elected by the Board of Directors and serve at the discretion of the Board of Directors.

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

     James N. Alexander was elected as a director of Holdings in May 1997. Mr. Alexander has been a Managing Partner of Oak Hill Investment Management and its predecessors (see Item 12 Security Ownership of Certain Beneficial Owners and Management) since June 2001, a Partner of Oak Hill Capital Management since February 1999, and a Vice President of Keystone Inc. since August 1995. Mr. Alexander serves on the Board of Directors of 230 Park Investors, L.L.C. He previously worked at Goldman, Sachs & Co., where he was a Vice President in the fixed income division from August 1993 to July 1995.

     Michael F. Finley was elected as a director of Holdings in May 1997. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Mr. Finley is also a director of Communications & Power Industries, Inc. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

     Steven B. Gruber was elected as a director of Holdings in February 2002. From February 1999 to present, Mr. Gruber has been a Managing Partner of Oak Hill Capital Management, Inc., the manager of Oak Hill Capital Partners, L.P. From March 1992 to present he has been a Managing Director of Oak Hill Partners, Inc. From February 1994 to present, Mr. Gruber has also been an officer of Insurance Partners Advisors, L.P., an investment advisor to Insurance Partners, L.P. From October 1992 to present, he has been a Vice President of Keystone, Inc. Mr. Gruber is also a director of American Skiing Company, Travel Centers of America, Inc. and several private companies, related to Keystone, Inc. and Oak Hill Capital Partners L.P.

     Brian Kwait was elected as a director of Holdings in September 1998 and also served in that capacity from December 1993 through May 1997. Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997.

     David P. Spalding was elected as a director of Holdings in May 1997. Mr. Spalding has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Spalding is also a director of AMTROL Inc., Lear Corporation, and Republic National Cabinet Corporation.

     Joseph F. Donegan has been Executive Vice President of U.S. Field Operations since May 2001. He was Senior Vice President and Northern Division Manager of our company since September 1996 and served as the Northeast Region Manager prior to that. Mr. Donegan's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel for the entire United States branch network. Mr. Donegan has 29 years of experience within the industry, and 20 years with Williams Scotsman. From 1991 through May 1994, Mr. Donegan held similar positions with Bennett Mobile Offices and Space Master Buildings.

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

     Dean T. Fisher has been Vice President of Operations since October 2001. His operational responsibilities include credit, invoicing, document compliance, cash posting, collections and recovery. Prior to joining our company, Mr. Fisher was Senior Vice President, Division Head of Global Customer Services for VISA International, a major credit card processing company, from 1997 to 2001. From 1986 to 1997, he was with some of the predecessors to Bank of America as a Senior Vice President. From 1977 to 1986, he was with a predecessor company of Key Corp., a financial institution.

     Sonney Taragin has been Vice President of Information Services for the Company since February 2004 with responsibilities including the overall management of the Company's business information systems and technology initiatives. Prior to joining the Company, Mr. Taragin served as Vice President of Technology and Professional Services for PEAK Technologies from May 1999 through 2003. From December 1996 to May 1999, Mr. Taragin served as Vice President of Technology at Caliber Technology Network, a joint venture of Sylvan Learning Systems and MCI. Mr. Taragin has also held IT/IS management positions for Johns Hopkins Hospital and Toyota.

     John B. Ross has been Vice President and General Counsel for the Company since February 1995. Prior to joining the Company, Mr. Ross was Corporate Counsel for MNC Leasing Corporation from 1983 to 1991 and Special Assets Counsel for MNC Financial, Inc. from 1991 to 1993. Prior to joining MNC Leasing Corporation and during the period from 1993 to 1995, he was engaged in the private practice of law in North Carolina and Maryland, respectively.

     Joseph J.  Vecchiolla  has been Vice  President of Marketing  and Corporate
Communications since June 2002. His responsibilities include global brand management, business development, advertising, marketing and public relations. Prior to joining Williams Scotsman, Mr. Vecchiolla served as President and Chief Executive Officer of Bradley Media Group from April 1997 to May 2002. He brings 20 years of management, business operations, sales and marketing experience to Williams Scotsman and has held executive positions at Management Consulting Associates from 1994 to 1997 and J.V. Motor Lines from 1983 to 1994. He also serves on the board of directors of The Modular Building Institute.

Audit Committee Financial Expert

     The Audit Committee (the "Committee"), which comprises members of the Board of Directors (the "Board"), is designated to oversee the financial reporting process of the Board. The Board has determined that David Spalding, a member of the Committee, qualifies as an audit committee financial expert as defined by SEC rules. Mr. Spalding is not independent of the Company. Because the Company is not listed on an exchange, the Company has chosen to use the definition of "independence" for audit committee members as such term is used by the New York Stock Exchange listing standards.


Code of Ethics

     We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, controller, and persons performing similar functions. Copies of the Code of Ethics are available free of charge by writing to John Ross, Vice President and General Counsel at 8211 Town Center Drive, Baltimore, MD 21236.



Item 11.

Executive Compensation

                                                     Summary Compensation Table

     The  following  table  sets  forth  certain   information   concerning  the compensation  paid or accrued for the  last  three completed  fiscal years of our Chief Executive Officer and our four next highly compensated executive officers (the "Named
Executive Officers") during 2003.




                                                                Annual
                                                             Compensation                    All Other        Securities Underlying
                                                    Year       Salary ($)   Bonus ($)    Compensation ($)(1)        Options (#)
                                                    ----   --------------   ---------    -------------------  ---------------------

Gerard E. Holthaus
President and Chief Executive Officer               2003        $461,784     $     --          $6,275                 54,000
                                                    2002         452,692     $116,250          $9,183                     --
                                                    2001         439,177     $139,500          $9,433                     --

Joseph F. Donegan
Executive Vice President-U.S.
  Field Operations                                  2003         331,573           --           1,651                 20,000
                                                    2002         321,490       37,500           3,885                     --
                                                    2001         305,245       45,000           5,375                     --

John C. Cantlin
Senior Vice President
and Chief Financial Officer                         2003         298,584           --             606                 20,000
                                                    2002              --           --              --                     --
                                                    2001              --           --              --                     --

William C. Lebuhn
Senior Vice President
and Chief Administrative Officer                    2003         165,178           --           1.363                 13,000
                                                    2002         159,423       42,750           4,111                     --
                                                    2001         144,073       43,200           1,938                     --

Joseph J. Vecchiolla
Vice President-Marketing
and Corporate Communications                        2003         153,057           --             587                  5,000
                                                    2002          91,119           --             760                  5,000
                                                    2001              --           --              --                     --



(1)    Represents  employer match under the 401(k) plan and for Mr. Holthaus, the amounts include a disability insurance premium of
       $4,058 in each of 2003, 2002 and 2001.





                                           Option Grants in Last Fiscal Year


The following table contains information covering the number and value of stock options of Scotsman Holdings
Inc. granted to the Named Executive Officers during the last fiscal year ended December 31, 2003.


                        Number of     Percent of total
                        securities    options granted to                                     Grant date
                        underlying    employees in                                           present value
Name                    options       fiscal year         Exercise price    Expiration date  of options (1)
                        ------------- ------------------- --------------    ---------------  --------------

Gerard E. Holthaus          54,000         27%               $50.67         January 1, 2013      $1,121,580

Joseph F. Donegan           20,000         10%                50.67         January 1, 2013         415,400

John C. Cantlin             20,000         10%                50.67         January 1, 2013         415,400

William Lebuhn              13,000          7%                50.67         January 1, 2013         270,010

Joseph J. Vecchiolla         5,000          3%                50.67         January 1, 2013         103,850





(1)      The grant date present value of options was calculated using the Cox Ross Rubinstein binomial model valuation method with the following assumptions:

o        an expected volatility of 45.2%

o        a risk free rate of return of 2.97%

o        a dividend yield of 0%, and

o        an expected life of 5 years.




               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values





     The following table contains information covering the number and value of unexercised stock options of Scotsman Holdings Inc. held by the Named Executive Officers at the end of the fiscal year.


                    Number of Securities
                  Underlying Unexercised             Value of Unexercised
                         Options at                  In-the-Money Options
                     Fiscal Year End (1)              At Fiscal Year End ($)
Name              Exercisable/Unexercisable (2)    Exercisable/Unexercisable(3)
-----------------------------------------------------------------------------

Gerard E. Holthaus......   280,913 / 48,600            $7,821,998 / $--

Joseph F. Donegan ......   103,775 / 18,600             2,842,436 /  --

John C. Cantlin.........     2,000 / 18,000                    -- /  --

William C. LeBuhn.......    94,650 / 11,700             2,743,905 /  --

Joseph J. Vecchiolla....      1,000 / 9,000                    -- /  --



(1)      No options were exercised by the Named Executive Officers during fiscal
         2003.

(2) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on us meeting certain financial targets over the same five periods. All other options became fully vested in conjunction with the Recapitalization.

(3)      Based on the estimated fair market stock value at December 31, 2003.

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

     In March 1995, a stock option plan was adopted for certain of our key employees. All options outstanding under the 1994 plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan

     In December 1997, a stock option plan was adopted for certain of our key employees, which was amended and restated in December 1998. Under the 1997 plan, up to 479,500 options to purchase Holdings' common stock may be granted.

Scotsman Holdings, Inc. 2003 Employee Stock Option Plan

     In December 2002 and January 2003, 6,300 and 196,450 options, respectively, were granted under the 2003 plan at an offer price of $50.67 per share. Under the 2003 plan, up to 230,000 options to purchase Holdings' common stock may be granted. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the same five periods. All options expire 10 years from the date of grant.

401(k)/Defined Contribution Plan

     On May 1, 1993, we adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each of our employees is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute up to the dollar limit described in Section 402(g) of the Code ($12,000 in 2003). In accordance with the Economic Growth and Tax Relief Act of 2001, the Plan also allows employees over the age of 50 to contribute an additional $2,000. This is known as the "catch-up contribution." All amounts deferred by a participant under the 401(k) Plan's salary reduction feature by a participant are fully vested.

     The 401(k) Plan has a "matching" contribution feature under which we may contribute a percentage of the amount deferred by each participant who makes salary reduction deferrals to the 401(k) Plan, and is employed by us on the last day of the year. This percentage, if any, is determined by the Board of Directors at their discretion and is communicated to 401(k) Plan participants during the year for which the matching contribution will be made. This matching percentage is not applied to "catch-up contributions" deferred by participants. Matching contributions made on behalf of a 401(k) Plan participant are subject to a deferred vesting schedule based on the number of years a participant has been employed by us. A participant becomes 20%, 40%, 60%, 80% and 100% vested in the matching contributions made to the 401(k) Plan on his or her behalf after completion of 1, 2, 3, 4 and 5 years of service with us, respectively. The Company temporarily eliminated the 401(k) employer match in April 2003 as part of a cost reduction initiative.

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

     In 2003, we made matching contributions to the 401(k) Plan participants in an aggregate amount of $261,017.

Deferred Compensation Plan for Executives

     During 1997, we adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2003, the total amount deferred under this Plan, including earnings, was $726,412.

Compensation Committee Interlocks and Insider Participation

     During 2003, the Compensation Committee was comprised of two outside directors: David P. Spalding and Steven B. Gruber. No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     All of the issued and outstanding shares of Common Stock of the Company are owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of Holdings' Common Stock as of December 31, 2003 by
(i) all persons owning of record or beneficially to the knowledge of the Company 5% or more of the issued and outstanding Holdings Common Stock, (ii) each director individually, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.


                                                    Shares of
Name                                               Common Stock      Percentage
----                                               ------------      ----------
Cypress Merchant Banking Partners L.P.(1)(2)(3)
     c/o The Cypress Group L.L.C.
     65 East 55th Street
         New York, NY 10022         .............    2,431,523            39.25%

Cypress Offshore Partners L.P.(1)(2)(3)
     Bank of Bermuda (Cayman) Limited
     P.O. Box 513 G.T.
     Third Floor
     British American Tower
     George Town, Grand Cayman
     Cayman Islands, B.W.I.......................      125,939             2.03

Scotsman Partners, L.P.(2)(3)(4)
     201 Main Street
     Fort Worth, TX 76102  ......................    2,557,462            41.28

Odyssey Investment Partners Fund, LP(3)(5)
     280 Park Avenue
     New York, NY 10017    ......................      716,536            11.57

James N. Alexander(6)      ......................          ---              ---
Michael F. Finley(7)       ......................          ---              ---
Steven B. Gruber(6)        ......................          ---              ---
Brian Kwait(8)...................................          ---              ---
David P. Spalding(7).............................          ---              ---
Gerard E. Holthaus (9)(10)(11)...................      319,013             4.93
Joseph F. Donegan (9)(10)(11)....................      107,375             1.70
William C. LeBuhn (9)(10)(11)....................       97,650             1.55
John C. Cantlin (9)(10)(11)......................        2,000              .03
Joseph J. Vecchiolla (9)(10)(11).................        1,000              .02

All executive officers and directors
        as a group (11) (13 persons).............      596,113             8.84

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

                    (11) Includes  280,913,  103,775,  94,650,  2,000, and 1,000
                         shares held as options by Messrs. Holthaus, Donegan, LeBuhn, Cantlin, and Vecchiolla, respectively. All executive officers as a group includes 549,913 shares held as options.

                      Equity Compensation Plan Information

                                                            Number of securities
                Number of securities    Weighted-average    remaining available
                to be issued upon       exercise price      for future issuance
                exercise of             of outstanding      under equity
Plan Category   outstanding options     options             compensation plans
--------------------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders               1,261,590              $23.87               27,250

Equity
compensation
plans approved
by security
holders                 N/A                    N/A                  N/A

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

Stockholders' Agreement

     Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Scotsman Partners, L.P. (collectively the "Investor Group"), the Management Stockholders and Holdings are parties to a Management Stockholders' and Optionholders' Agreement dated as of September 14, 1998 (the "Stockholders' Agreement"), which contains certain rights and restrictions with respect to the transfer of each Management Stockholder's shares of Common Stock. The Stockholders' Agreement prohibits the transfer of any shares of Common Stock by Management Stockholders (other than sales required in connection with the disposition of all shares of Common Stock owned by the Investor Group and its affiliates) until the earlier of twelve months after an initial public offering of the equity of Holdings for designated officers (and sixty days after an initial public offering for non-designated officers) or the day after the Investor Group and its affiliates have disposed of more than 33-1/3% of the shares of Common Stock originally acquired by the Investor Group, and thereafter, the aggregate number of shares which may be transferred by each Management Stockholder in any calendar year (other than certain required sales) may not exceed 25% of the number of shares acquired pursuant to the Subscription Agreement between Holdings and such Management Stockholder plus the number of any shares acquired pursuant to the exercise of stock purchase options. In addition, the Stockholders' Agreement restricts the transfer of shares of Common Stock by each Management Stockholder for a period of five years from the date of purchase of such shares, except certain permitted transfers and transfers pursuant to an effective registration statement or in accordance with Rule 144 under the Securities Act. Upon the expiration of such five-year period, subject to the foregoing restrictions, each Management Stockholder may transfer his shares after giving to the Investor Group and Holdings, a right of first refusal to purchase such shares.

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

Investor Stockholders Agreement

     On May 22, 1997, Holdings, certain partnerships affiliated with The Cypress Group, L.L.C. (the "Cypress Stockholders") and Scotsman Partners, L.P. (together with the Cypress Stockholders and, including their permitted transferees, the "Investor Stockholders") and the Odyssey Investor Group, BT Investment Partners, Inc. and certain other stockholders (together with their permitted transferees and the Investor Stockholders, the "Stockholders") entered into an investor stockholders agreement, which was subsequently amended on September 1, 1998 (the "Investor Stockholders Agreement").

     Under the terms of the Investor Stockholders Agreement, unless otherwise agreed to by the Investor Stockholders, the board of directors of Holdings (the "Board of Directors") will consist of nine directors: three persons nominated by the Cypress Stockholders, three persons nominated by Scotsman Partners, one person nominated by Odyssey Investment Group, the Chairman of the Board of Directors of Holdings and the President of Holdings. Each of Cypress
Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to remove and replace any or all of their respective designees on the Board of Directors and each is entitled to remove the director or directors who are the Chairman of the Board of Holdings and the President of Holdings in accordance with the provisions of the Investor Stockholders Agreement. If the Holdings Common Stock held by either the Cypress Stockholders or Scotsman Partners is reduced to an amount less than 20% of the outstanding Holdings Common Stock, but 5% or more of the outstanding Holdings Common Stock, the Cypress Stockholders or Scotsman Partners, as the case may be, will be entitled to designate one director. Each of the Cypress Stockholders or Scotsman Partners will lose the right to designate any directors when the Cypress Stockholders or Scotsman Partners, as the case may be, no longer holds at least 5% of the outstanding Holdings Common Stock. From and after the date that Odyssey Investment Group owns less than 5% of the outstanding Holdings Common Stock, it will no longer be entitled to designate any director for election or removal. If any of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to designate a lesser number of directors pursuant to the Investor Stockholders Agreement, then they will vote their shares to cause the number of the entire Board of Directors to be reduced by the number of directors they are no longer entitled to designate.

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

Item 14.  Principal Accountant Fees and Services

     Audit Fees

     The aggregate audit fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements and financial statements included in the Company's Quarterly Reports on Form 10-Q for the years ended December 31, 2003 and 2002 were approximately $298,000 and approximately $250,000, respectively.


     Tax Fees

     The aggregate fees billed for all tax services rendered by Ernst & Young LLP for the years ended December 31, 2003 and 2002 were approximately $92,000, and $201,000, respectively. Tax services principally include tax compliance, tax advice and planning (including foreign tax services, as well as tax planning strategies for the preservation of net operating loss carryforwards).

     Audit Related Fees

     The aggregate audit related fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company's 401K plan for the years ended December 31, 2003 and 2002 were $11,000 and $10,000, respectively.


     All Other Fees

     None.


     Pre-Approval Policies and Procedures


     The Audit Committee has adopted the following guidelines regarding the engagement of the Company's independent auditor to perform services for the Company. For audit services (including audits of the Company's employee benefit plan), the independent auditor will provide the Committee with an engagement letter each year prior to commencement of the audit services outlining the scope of the audit services proposed to be performed during the fiscal year. If the terms of the engagement letter are agreed to by the Committee, the engagement letter will be formally accepted. Non-audit services will require pre-approval from the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                    (a)  Financial  Statements and Financial Statement Schedules
                         (1) and (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.


                    (b)  Reports on Form 8-K.

                         On November 6, 2003, Williams Scotsman furnished a Form 8-K under Item 12 relating to the press release announcing its results of operations for the three and nine months ended September 30, 2003.


                    (c)  Exhibits

   Exhibit Number

         2.1  --         Recapitalization  Agreement,  dated  as  of  April  11,
                         1997. (Incorporated by reference to Exhibit 2 of the Company's Form 8-K dated May 22, 1997.)

         2.2  --         Stock  Purchase   Agreement,   dated  as  of  July  23,
                         1998.(Incorporated by reference to Exhibit 2 of the Company's Form 8-K dated September 1, 1998.)

         3.1  --         Certificate  of  Incorporation  of  Williams  Scotsman,
                         Inc.,as amended.  (Incorporated by reference to Exhibit
                         3(i) of the  Company's  Form  8-K  dated  November  27,
                         1996).

         3.2  --         By-laws of Williams  Scotsman,  Inc.  (Incorporated  by
                         reference to Exhibit 3.2 of the Company's  Registration
                         Statement on Form S-l by the Company)  (Commission File
                         No. 33-68444).

         4.1  --         Indenture  dated  as of May  15,  1997  among  Williams
                         Scotsman,  Inc., Mobile Field Office Company,  Willscot
                         Equipment,  LLC and The Bank of New York,  as  trustee.
                         (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on
                         September 25, 1997 by the Company) (Commission File No.
                         333-30753).

         4.1.1 --        First Supplemental Indenture,  dated as of September
                         1, 1998 (incorporated by reference to Exhibit 4.1.1 of Williams Scotsman's Registration Statement on Form S-4 (file no. 333-86482)).




         4.1.2 --        Second Supplemental Indenture,  dated as of February
                         4, 1999 (incorporated by reference to Exhibit 4.1.2 of Williams Scotsman's Registration Statement on Form S-4 (file no. 333-86482)).

         4.1.3 -- Third Supplemental Indenture, dated as of June 29, 2001 (incorporated by reference to Exhibit 4.1.3 of Williams Scotsman's Registration Statement on Form S-4 (file no. 333-86482)).

         4.1.4 -- Fourth Supplemental Indenture, dated as of March 26, 2002 (incorporated by reference to Exhibit 4.1.4 of Williams Scotsman's Registration Statement on Form S-4 (file no. 333-86482)).


         4.2  --         Registration  Rights Agreement,  dated as of August 18,
                         2003, among the Company, the Guarantors named there in,
                         the  Subordinated  Guarantor named therein and Deutsche
                         Bank Securities  Inc., Bank of America  Securities LLC,
                         CIBC World Market Corp. and Fleet Securities,  Inc., as
                         initial   purchasers   (incorporated  by  reference  to
                         Exhibit 4.2 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

          4.3  --        Indenture,  dated  as of  August  18,  2003  among  the
                         Company, the Guarantors named therein, the Subordinated
                         Guarantor  named  therein  and the U.S.  Bank  National
                         Association as trustee, including exhibits thereto, the form of the initial note and the form of the exchange note (incorporated by reference to Exhibit 4.3 to the Form S-4 filed on October 3, 2003 by the Company
                         (Commission file no. 333-109448)).

         4.4  --         Amended and Restated U.S.  Pledge  Agreement,  dated as
                         of March 26, 2002 and amended and restated as of August
                         18, 2003, among Scotsman  Holdings,  Inc., the Company,
                         the   Guarantors   named  therein,   the   Subordinated
                         Guarantor named therein and Deutsche Bank Trust Company
                         Americas,   and  acknowledged  by  U.S.  Bank  National
                         Association as the trustee (incorporated by reference to Exhibit 4.4 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

         4.5  --         Amended and Restated U.S. Security Agreement,  dated as
                         of March 26, 2002, and amended and restated as of August 18, 2003, among Scotsman Holdings, Inc., the
                         Company,  the Guarantors named therein,  the Collateral
                         Agent and acknowledged by the Trustee (incorporated by reference to Exhibit 4.5 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no.
                         333-109448)).

         4.6  --         Canadian Security  Agreement among Williams Scotsman of
                         Canada,  Deutsche Bank Trust Company  America,  Truck &
                         Trailer Sales,  Inc.,  Evergreen  Mobile Company and BT
                         Commercial Corporation (incorporated by reference to Exhibit 4.6 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).




         4.7  --         Intercreditor   Agreement  among  Deutsche  Bank  Trust
                         Company  Americas and U.S.  Bank  National  Association
                         (incorporated  by  reference to Exhibit 4.7 to the Form
                         S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

         10.1  --        Investor Stockholders Agreement,  dated as of May 22,
                         1997, among Scotsman  Partners,  L.P., Cypress Merchant
                         Banking  Partners,  L.P.,  Cypress  Offshore  Partners,
                         L.P.,  Odyssey  Partners,  L.P.,  Barry P. Gossett,  BT
                         Investment    Partners,    Inc.   and   certain   other
                         stockholders.  (Incorporated  by  reference  to Exhibit
                         10.3 of the  Company's  Registration  Statement on Form
                         S-4 (Commission File No.333-30753)).

         10.2  --        Amendment No. 1 to Investor  Stockholders  Agreement,
                         dated as of September 1, 1998, among Scotsman Partners,
                         L.P. Cypress Merchant Banking Partners,  L.P.,  Cypress
                         Offshore Partners,  L.P., Odyssey Partners, L.P., Barry
                         P. Gossett,  BT Investment  Partners,  Inc. and certain
                         other  stockholders.   (Incorporated  by  reference  to
                         Exhibit 10.3 of the Company's 1998 Form 10-K.)

         10.3  --        Management    Stockholders'   and    Optionholders'
                         Agreement,  dated  as  of  September  14,  1998,  among
                         Scotsman  Partners,   L.P.,  Cypress  Merchant  Banking
                         Partners,  L.P., Cypress Offshore  Partners,  L.P., and
                         certain    management    stockholders    of   Holdings.
                         (Incorporated by reference to Exhibit 10.4 of the Company's annual report on Form 10-K for the year ended
                         December 31, 1998.)

         10.4  --        Scotsman Holdings, Inc. Employee Stock Purchase Plan.
                         (Incorporated   by   reference   to  Exhibit   10.8  of
                         Registration   Statement   on  Form  S-1  of   Scotsman
                         Holdings, Inc. (Commission File No. 33-68444)).

         10.5  --        Scotsman  Holdings,  Inc. 1994 Employee  Stock Option
                         Plan. (Incorporated by reference to Exhibit 10.11 of the Company's annual report on Form 10-K for the year ended December 31, 1994).

         10.6  --        Scotsman  Holdings,  Inc.  Amended and Restated  1997
                         Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.7 of the Company's annual report on Form
                         10-K for the year ended December 31, 1998.)



         10.7  --        Credit Agreement,  dated as of March 26, 2002, by and
                         among Scotsman Holdings, Inc., Williams Scotsman, Inc.,
                         various financial  institutions named therein,  Bankers
                         Trust Company,  as administrative  agent, Fleet Capital
                         Corporation  and  Congress  Financial   Corporation  as
                         Co-Syndication  Agents, Bank of America,  N.A. and GMAC
                         Business Credit,  LLC as  Co-Documentation  Agents, and
                         Deutsche Banc Alex. Brown Inc. as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                         Form S-4 (Commission File No. 333-86482)).

         10.8  --        First  Amendment  dated as of  February  27,  2003 to
                         Credit   Agreement   dated  as  of  March   26,   2002.
                         (Incorporated by reference to Exhibit 10.12 of the Company's annual report on Form 10-K for the year ended
                         December 31, 2002.)

         10.9  --        Severance Agreement and General Release for Gerard E.
                         Keefe dated October 11, 2002 (Incorporated by reference to Exhibit 10.13 of the Company's annual report on Form
                         10-K for the year ended December 31, 2002.)

         10.10 --        Severance  Agreement  and  General  Release  for J.
                         Collier Beall dated June 3, 2002(Incorporated by reference to Exhibit 10.14 of the Company's annual report on Form 10-K for the year ended December 31, 2002.)

         10.11 -- Second Amendment dated as of August 11, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent
                         (incorporated by reference to Exhibit 10.1 of the Company's Current report on Form 8-K dated August 27,
                         2003)

         10.12 -- Third Amendment dated as of December 22, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent . (Incorporated by reference to Exhibit 10.12 of Williams Scotsman Inc.'s annual report on Form 10-k dated March, 24, 2004.)

         10.13 -- Scotsman Holdings 2003 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.13 of Williams Scotsman Inc.'s annual report on Form 10-k dated March, 24, 2004.)

         21.1  --        Subsidiaries of Registrant:  Williams Scotsman Inc.

         31.1  --        Certification   pursuant  to  Section  302  of  the
                         Sarbanes-Oxley  Act of 2002  for  Gerard  E.  Holthaus,
                         Chief Executive Officer of the Company.


         31.2  --        Certification   pursuant  to  Section  302  of  the
                         Sarbanes-Oxley  Act of 2002 for John C. Cantlin,  Chief
                         Financial Officer of the Company.

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





                                                         SCOTSMAN HOLDINGS, INC.
                                                      By: /s/ Gerard E. Holthaus
                                                      --------------------------
                                                      Gerard E. Holthaus
                                                      Chief Executive Officer




         Dated:  March 25, 2004



                                                         SCOTSMAN HOLDINGS, INC.
                                                         By: /s/ John C. Cantlin
                                                         -----------------------
                                                         John Cantlin
                                                         Chief Financial Officer


         Dated: March 25, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                    Capacity                         Date
---------------------------      -------------------------------  --------------
/s/ Gerard E. Holthaus           Chairman, President, Chief       March 25, 2004
----------------------
Gerard E. Holthaus               Executive Officer and Director
                                 (principal executive officer)

/s/ John C. Cantlin              Chief Financial Officer          March 25, 2004
---------------------------
John C. Cantlin                  (principal financial and
                                  accounting officer)


/s/ James N. Alexander           Director                         March 25, 2004
-------------------------
James N. Alexander

/s/ Michael F. Finley            Director                         March 25, 2004
----------------------------
Michael F. Finley


/s/ Steven B. Gruber             Director                         March 25, 2004
---------------------------
Steven B. Gruber

/s/ Brian Kwait                  Director                         March 25, 2004
------------------------------
Brian Kwait

/s/ David P. Spalding            Director                         March 25, 2004
---------------------------
David P. Spalding

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No annual report of proxy material for the fiscal year ended December 31, 2003 has been, nor will be, sent to security holders.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY

           Schedule I - Condensed Financial Information of Registrant


Condensed Balance Sheets                               December 31,
                                                 -------------------------
                                                  2003                2002
                                                  ----                ----
                                                        (in thousands)

                  Assets
         Cash                                   $    --         $        2
         Investment in subsidiary                (4,591)             7,110
         Deferred income taxes                    5,512              5,492
                                                  -----             ------
                                                $   921         $   12,604
                                                  =====             ======

Liabilities and Stockholders' Equity
         Accrued expenses                       $    13         $       14

         Stockholders' deficit:
                  Common stock                       95                 95
                  Additional paid-in capital    229,101            229,101
                  Retained earnings              67,650             79,332
                                                -------            -------
                                                296,846            308,528
                  Treasury stock               (295,938)          (295,938)
                                                -------            -------
                                                    908             12,590
                                                -------            -------
                                               $    921         $   12,604
                                                =======            =======


Condensed Statements of Operations                     Year Ended December 31,
                                              ---------------------------------
                                              2003          2002           2001
                                              ----          ----           ----
                                                       (In thousands)

         Revenue                            $   --       $    --      $      --

         Selling, general and
           administrative expenses              56            57             57
         Interest                               --            --             --
                                             -----        ------         ------
                                                56            57             57

                  Loss before income taxes     (56)          (57)           (57)
         Income tax benefit                     20            20             20

                  Loss before equity in
                   earnings of subsidiary   ------        ------         ------
                   and extraordinary item      (36)          (37)           (37)

         Equity in (loss) earnings
                of subsidiary              (11,646)       15,235         22,666
                                            ------        ------         ------
                  Net (loss) income       $(11,682)      $15,198      $  22,629
                                            ======        ======         ======

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY

Statement of Cash Flows                              Year Ended December 31,
                                                -------------------------------
                                                 2003         2002         2001
                                                 ----         ----         ----
                                                        (in thousands)
Cash flows from operating activities:
         Net (loss) income                    $(11,682)     $15,198     $22,629
         Adjustments to reconcile net
          income to net cash provided
          by (used in) operating activities:
            Deferred income tax benefit            (20)         (20)        (20)
            Undistributed loss
               (earnings) of subsidiary         11,646      (15,235)    (22,666)
            Other                                   (1)           2          --

         Net cash used in operating             -------      ------      ------
           activities                               (57)        (55)        (57)
                                                -------      ------      ------

Cash flows from financing activities:
         Dividends received from
           subsidiary                                55         133          60
         Payments to acquire treasury
           stock                                    (--)        (78)         (4)

         Net cash provided by                    ------      ------      ------
              financing activities                   55          55          56
                                                 ------      ------      ------
         Net decrease in cash                        (2)        (--)         (1)
         Cash at beginning of period                  2           2           3
                                                 ------      ------      ------
         Cash at end of period                 $     --     $     2     $     2
                                                 ======      ======      ======

                    SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY

                 Schedule II - Valuation and Qualifying Accounts



                                                Year ended December 31,
                                             ----------------------------
                                             2003        2002        2001
                                             ----        ----        ----
                                                    (In thousands)
Allowance for Doubtful Accounts:
     Balance at beginning of the period    $1,071       $1,298     $  983
     Provision charged to expense           2,286        3,692      4,204
     Accounts receivable written-off, net
        of recoveries                      (2,495)      (3,919)    (3,889)
                                            -----        -----      -----

     Balance at end of the period          $  862       $1,071     $1,298
                                            =====        =====      =====

                              EXHIBITS TO FORM 10-K
                             SCOTSMAN HOLDINGS, INC.
                                  EXHIBIT INDEX


     Exhibit No.         Description of Document

         2.1  --         Recapitalization  Agreement,  dated  as  of  April  11,
                         1997. (Incorporated by reference to Exhibit 2 of the Company's Form 8-K dated May 22, 1997.)

         2.2  --         Stock  Purchase   Agreement,   dated  as  of  July  23,
                         1998.(Incorporated by reference to Exhibit 2 of the Company's Form 8-K dated September 1, 1998.)

         3.1  --         Certificate  of  Incorporation  of  Williams  Scotsman,
                         Inc.,as amended.  (Incorporated by reference to Exhibit
                         3(i) of the  Company's  Form  8-K  dated  November  27,
                         1996).

         3.2  --         By-laws of Williams  Scotsman,  Inc.  (Incorporated  by
                         reference to Exhibit 3.2 of the Company's  Registration
                         Statement on Form S-l by the Company)  (Commission File
                         No. 33-68444).

         4.1  --         Indenture  dated  as of May  15,  1997  among  Williams
                         Scotsman,  Inc., Mobile Field Office Company,  Willscot
                         Equipment,  LLC and The Bank of New York,  as  trustee.
                         (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on
                         September 25, 1997 by the Company) (Commission File No.
                         333-30753).

         4.1.1 --        First Supplemental Indenture,  dated as of September
                         1, 1998 (incorporated by reference to Exhibit 4.1.1 of Williams Scotsman's Registration Statement on Form S-4 (file no. 333-86482)).





         4.1.2 --        Second Supplemental Indenture,  dated as of February
                         4, 1999 (incorporated by reference to Exhibit 4.1.2 of Williams Scotsman's Registration Statement on Form S-4 (file no. 333-86482)).

         4.1.3 -- Third Supplemental Indenture, dated as of June 29, 2001 (incorporated by reference to Exhibit 4.1.3 of Williams Scotsman's Registration Statement on Form S-4 (file no. 333-86482)).

         4.1.4 -- Fourth Supplemental Indenture, dated as of March 26, 2002 (incorporated by reference to Exhibit 4.1.4 of Williams Scotsman's Registration Statement on Form S-4 (file no. 333-86482)).

         4.2  --         Registration  Rights Agreement,  dated as of August 18,
                         2003, among the Company, the Guarantors named there in,
                         the  Subordinated  Guarantor named therein and Deutsche
                         Bank Securities  Inc., Bank of America  Securities LLC,
                         CIBC World Market Corp. and Fleet Securities,  Inc., as
                         initial   purchasers   (incorporated  by  reference  to
                         Exhibit 4.2 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

          4.3  --        Indenture,  dated  as of  August  18,  2003  among  the
                         Company, the Guarantors named therein, the Subordinated
                         Guarantor  named  therein  and the U.S.  Bank  National
                         Association as trustee, including exhibits thereto, the form of the initial note and the form of the exchange note (incorporated by reference to Exhibit 4.3 to the Form S-4 filed on October 3, 2003 by the Company
                         (Commission file no. 333-109448)).

         4.4  --         Amended and Restated U.S.  Pledge  Agreement,  dated as
                         of March 26, 2002 and amended and restated as of August
                         18, 2003, among Scotsman  Holdings,  Inc., the Company,
                         the   Guarantors   named  therein,   the   Subordinated
                         Guarantor named therein and Deutsche Bank Trust Company
                         Americas,   and  acknowledged  by  U.S.  Bank  National
                         Association as the trustee (incorporated by reference to Exhibit 4.4 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

         4.5  --         Amended and Restated U.S. Security Agreement,  dated as
                         of March 26, 2002, and amended and restated as of August 18, 2003, among Scotsman Holdings, Inc., the
                         Company,  the Guarantors named therein,  the Collateral
                         Agent and acknowledged by the Trustee (incorporated by reference to Exhibit 4.5 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no.
                         333-109448)).

         4.6  --         Canadian Security  Agreement among Williams Scotsman of
                         Canada,  Deutsche Bank Trust Company  America,  Truck &
                         Trailer Sales,  Inc.,  Evergreen  Mobile Company and BT
                         Commercial Corporation (incorporated by reference to Exhibit 4.6 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).


         4.7  --         Intercreditor   Agreement  among  Deutsche  Bank  Trust
                         Company  Americas and U.S.  Bank  National  Association
                         (incorporated  by  reference to Exhibit 4.7 to the Form
                         S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

         10.1  --        Investor Stockholders Agreement,  dated as of May 22,
                         1997, among Scotsman  Partners,  L.P., Cypress Merchant
                         Banking  Partners,  L.P.,  Cypress  Offshore  Partners,
                         L.P.,  Odyssey  Partners,  L.P.,  Barry P. Gossett,  BT
                         Investment    Partners,    Inc.   and   certain   other
                         stockholders.  (Incorporated  by  reference  to Exhibit
                         10.3 of the  Company's  Registration  Statement on Form
                         S-4 (Commission File No.333-30753)).

         10.2  --        Amendment No. 1 to Investor  Stockholders  Agreement,
                         dated as of September 1, 1998, among Scotsman Partners,
                         L.P. Cypress Merchant Banking Partners,  L.P.,  Cypress
                         Offshore Partners,  L.P., Odyssey Partners, L.P., Barry
                         P. Gossett,  BT Investment  Partners,  Inc. and certain
                         other  stockholders.   (Incorporated  by  reference  to
                         Exhibit 10.3 of the Company's 1998 Form 10-K.)

         10.3  --        Management    Stockholders'   and    Optionholders'
                         Agreement,  dated  as  of  September  14,  1998,  among
                         Scotsman  Partners,   L.P.,  Cypress  Merchant  Banking
                         Partners,  L.P., Cypress Offshore  Partners,  L.P., and
                         certain    management    stockholders    of   Holdings.
                         (Incorporated by reference to Exhibit 10.4 of the Company's annual report on Form 10-K for the year ended
                         December 31, 1998.)

         10.4  --        Scotsman Holdings, Inc. Employee Stock Purchase Plan.
                         (Incorporated   by   reference   to  Exhibit   10.8  of
                         Registration   Statement   on  Form  S-1  of   Scotsman
                         Holdings, Inc. (Commission File No. 33-68444)).

         10.5  --        Scotsman  Holdings,  Inc. 1994 Employee  Stock Option
                         Plan. (Incorporated by reference to Exhibit 10.11 of the Company's annual report on Form 10-K for the year ended December 31, 1994).

         10.6  --        Scotsman  Holdings,  Inc.  Amended and Restated  1997
                         Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.7 of the Company's annual report on Form
                         10-K for the year ended December 31, 1998.)

         10.7  --        Credit Agreement,  dated as of March 26, 2002, by and
                         among Scotsman Holdings, Inc., Williams Scotsman, Inc.,
                         various financial  institutions named therein,  Bankers
                         Trust Company,  as administrative  agent, Fleet Capital
                         Corporation  and  Congress  Financial   Corporation  as
                         Co-Syndication  Agents, Bank of America,  N.A. and GMAC
                         Business Credit,  LLC as  Co-Documentation  Agents, and
                         Deutsche Banc Alex. Brown Inc. as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                         Form S-4 (Commission File No. 333-86482)).

         10.8  --        First  Amendment  dated as of  February  27,  2003 to
                         Credit   Agreement   dated  as  of  March   26,   2002.
                         (Incorporated by reference to Exhibit 10.12 of the Company's annual report on Form 10-K for the year ended
                         December 31, 2002.)

         10.9  --        Severance Agreement and General Release for Gerard E.
                         Keefe dated October 11, 2002 (Incorporated by reference to Exhibit 10.13 of the Company's annual report on Form
                         10-K for the year ended December 31, 2002.)

         10.10 --        Severance  Agreement  and  General  Release  for J.
                         Collier Beall dated June 3, 2002(Incorporated by reference to Exhibit 10.14 of the Company's annual report on Form 10-K for the year ended December 31, 2002.)

         10.11 -- Second Amendment dated as of August 11, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent
                         (incorporated by reference to Exhibit 10.1 of the Company's Current report on Form 8-K dated August 27,
                         2003)

         10.12 -- Third Amendment dated as of December 22, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent . (Incorporated by reference to Exhibit 10.12 of Williams Scotsman Inc.'s annual report on Form 10-k dated March, 24, 2004.)

         10.13 -- Scotsman Holdings 2003 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.13 of Williams Scotsman Inc.'s annual report on Form 10-k dated March, 24, 2004.)

         21.1  --        Subsidiaries of Registrant:  Williams Scotsman Inc.

         31.1  --        Certification   pursuant  to  Section  302  of  the
                         Sarbanes-Oxley  Act of 2002  for  Gerard  E.  Holthaus,
                         Chief Executive Officer of the Company.


         31.2  --        Certification   pursuant  to  Section  302  of  the
                         Sarbanes-Oxley  Act of 2002 for John C. Cantlin,  Chief
                         Financial Officer of the Company.

                                                                  Exhibit 31.1
                                 CERTIFICATIONS

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

                           (4) The registrant's other certifying officer and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                                     a)  Designed such disclosure controls and
                                         procedures, or caused such disclosure
                                         controls and procedures to be designed
                                         under our supervision, to ensure that
                                         material information relating to the
                                         registrant, including its consolidated
                                         subsidiaries, is made known to us by
                                         others within those entities,
                                         particularly during the period in which
                                         this report is being prepared;

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

                                     c)  Disclosed in this report any change in
                                         the registrant's internal control over
                                         financial reporting that occurred
                                         during the registrant's most recent
                                         fiscal quarter (the registrant's fourth
                                         fiscal quarter in the case of an annual
                                         report) that has materially affected,
                                         or is reasonably likely to materially
                                         affect, the registrant's internal
                                         control over financial reporting;

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




         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         March 25, 2004

                                                                  Exhibit 31.2
                                 CERTIFICATIONS


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

                           (4) The registrant's other certifying officer and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                                     a)  Designed such disclosure controls and
                                         procedures, or caused such disclosure
                                         controls and procedures to be designed
                                         under our supervision, to ensure that
                                         material information relating to the
                                         registrant, including its consolidated
                                         subsidiaries, is made known to us by
                                         others within those entities,
                                         particularly during the period in which
                                         this report is being prepared;

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

                                     c)  Disclosed in this report any change in
                                         the registrant's internal control over
                                         financial reporting that occurred
                                         during the registrant's most recent
                                         fiscal quarter (the registrant's fourth
                                         fiscal quarter in the case of an annual
                                         report) that has materially affected,
                                         or is reasonably likely to materially
                                         affect, the registrant's internal
                                         control over financial reporting;

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

         March 25, 2004