Form 10-Q
period 2004-03-31
SCOTSMAN HOLDINGS INC
filed 2004-05-14
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     As of May 14, 2004, 6,194,799 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


                                                                         Page



PART I  -  FINANCIAL  INFORMATION
         Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2004                     1
         and December 31, 2003

         Consolidated Statements of Operations for the three               2
         months ended March 31, 2004 and 2003

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 2004 and 2003                        3

         Notes to Consolidated Financial Statements                      4-6


         Item 2.  Management's Discussion and Analysis of                7-12
                     Financial Condition and Results of Operations


         Item 3. Qualitative and Quantitative Disclosures
                     about Market Risk                                    13

         Item 4. Controls and Procedures                                  13



PART II  -  OTHER  INFORMATION


         Item 5. Other Information                                        14


         Item 6.  Exhibits and Reports on Form 8-K                        14

         SIGNATURES                                                       15

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q for the quarter ended March 31, 2004 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                     PART I - FINANCIAL INFORMATION
                                      Item 1. Financial Statements.
                                 SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                                       Consolidated Balance Sheets
                                          (dollars in thousands)
                                                                               March 31,         December 31,
                                                                                2004                2003
                                                                                ----                ----
Assets                                                                        (Unaudited)

Cash                                                                          $      984         $      387
Trade accounts receivable, net of allowance for doubtful
     accounts of $821 in 2004 and $862 in 2003                                    55,387             55,841
Prepaid expenses and other current assets                                         33,720             33,741
Rental equipment, net of accumulated depreciation of
      $233,473 in 2004 and $224,794 in 2003                                      866,481            828,078
Property and equipment, net of accumulated depreciation of
      $47,006 in 2004 and $45,141 in 2003                                         80,535             80,750
Deferred financing costs, net                                                     21,207             22,868
Goodwill, net                                                                    169,898            169,913
Other intangible assets, net of accumulated amortization of
      $2,271 in 2004 and $2,127 in 2003                                            3,177              2,575
Other assets                                                                      11,561             10,958
                                                                               ---------          ---------
                                                                              $1,242,950         $1,205,111
                                                                               =========          =========

Liabilities and stockholder's equity
Accounts payable                                                              $   29,440         $   29,505
Accrued expenses                                                                  17,048             17,923
Accrued interest                                                                  21,501             11,454
Rents billed in advance                                                           18,466             18,295
Revolving credit facility                                                         86,874             54,940
Long-term debt, net                                                              907,416            907,238
Deferred income taxes                                                            146,288            147,392
                                                                               ---------          ---------
      Total liabilities                                                        1,227,033          1,186,747
                                                                               ---------          ---------

Stockholder's equity
Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued 9,507,407 shares in 2004 and 2003                                95                 95
   Additional paid-in capital                                                    240,120            240,005
Cumulative foreign currency translation adjustment                                 7,924              8,621
   Retained earnings                                                              63,716             65,581
                                                                               ---------          ---------
                                                                                 311,855            314,302
Less treasury stock, - 3,312,608 common shares in 2004
   and 2003, at cost                                                            (295,938)          (295,938)
                                                                               ---------          ---------
Net stockholder's equity                                                          15,917             18,364
                                                                               ---------          ---------
                                                                              $1,242,950         $1,205,111
                                                                               =========          =========

See accompanying notes to consolidated financial statements.



                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                (In thousands except share and per share amounts)
                                   (Unaudited)
                                                   Three months ended March 31,
                                                   ---------------------------
                                                     2004             2003
                                                     ----             ----
Revenues
    Leasing                                        $ 52,827        $  53,474
    Sales:
       New units                                     19,091           14,650
       Rental equipment                               5,212            4,417
    Delivery and installation                        20,414           18,928
    Other                                             9,367            8,779
                                                    -------          -------
           Total revenues                           106,911          100,248
                                                    -------          -------

Cost of sales and services
    Leasing:
       Depreciation and amortization                 11,780           12,323
       Other direct leasing costs                    11,088            9,971
    Sales:
       New units                                     15,516           11,922
       Rental equipment                               4,097            3,553
    Delivery and installation                        18,384           16,799
    Other                                             2,230            1,722
                                                     ------           ------
           Total costs of sales and services         63,095           56,290
                                                     ------           ------

           Gross profit                              43,816           43,958
                                                     ------           ------

Selling, general and administrative expenses         20,782           19,816
Other depreciation and amortization                   3,414            3,385
Interest, including amortization of deferred
   financing costs                                   22,627           20,647
                                                     ------           ------

           Total operating expenses                  46,823           43,848
                                                     ------           ------

           (Loss) income before income taxes         (3,007)             110
Income tax (benefit) expense                         (1,142)              45
                                                      -----           ------

           Net (loss) income                       $ (1,865)       $      65
                                                      =====              ===

(Loss) earnings per common share                   $  (0.30)       $    0.01
                                                       ====             ====
(Loss) earnings per common share, assuming
       dilution                                    $  (0.30)       $    0.01
                                                       ====             ====


See accompanying notes to consolidated financial statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                            Three months ended
                                                                 March 31,
                                                          ---------------------
                                                            2004           2003
                                                            ----           ----
Cash flows from operating activities
    Net (loss) income                                    $ (1,865)     $     65
    Adjustments to reconcile net (loss) income
       to net cash provided by operating activities:
     Depreciation and amortization                         16,905        17,172
     Bond discount amortization                                89            89
     Provision for bad debts                                  560           562
     Deferred income tax (benefit) expense                 (1,103)           45
     Non-cash stock option compensation expense               115           211
     Gain on sale of rental equipment                      (1,114)         (864)
     Gain on sale of fixed assets                              (7)           (9)
     (Increase) decrease in trade accounts receivable        (161)        9,939
     Increase in accounts payable and accrued expenses      9,135         5,303
     Other                                                 (1,628)       (5,325)
                                                           ------        ------
            Net cash provided by operating activities      20,926        27,188
                                                           ------        ------

Cash flows from investing activities
    Rental equipment additions                           (12,170)        (9,813)
    Proceeds from sales of rental equipment                5,212          4,417
    Purchases of property and equipment, net              (1,797)        (2,398)
    Fleet asset acquisitions                             (43,471)            --
                                                          ------          -----
            Net cash used in investing activities        (52,226)        (7,794)
                                                          ------          -----

Cash flows from financing activities
    Proceeds from debt                                   141,335         87,979
    Repayment of debt                                   (109,314)      (106,498)
    Increase in deferred financing costs                     (50)          (713)
                                                         -------        -------
            Net cash provided by (used in)
              financing activities                        31,971        (19,232)

            Net effect of change in exchange rates           (74)            35
                                                         -------        -------

            Net increase in cash                             597            197

Cash at beginning of period                                  387            429
                                                             ---            ---
Cash at end of period                                    $   984       $    626
                                                             ===            ===
Supplemental cash flow information:
    Cash paid for income taxes                           $   335       $    462
                                                             ===            ===
    Cash paid for interest                               $10,930       $  5,780
                                                          ======          =====

See accompanying notes to consolidated financial statements.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Scotsman Holdings, Inc. ("Holdings" or "the Company" when including Williams Scotsman, Inc.) was organized in November, 1993 for the purpose of acquiring Williams Scotsman, Inc. (Scotsman). Holdings conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on Holdings' common stock, or cash interest to be paid on the debt of the Company are dependent upon the cash flow of Scotsman.

     The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States and Canada.

(2)  FINANCIAL STATEMENTS

     In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(3)  ACCOUNTING CHANGE

     During the fourth quarter of 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, retroactively effective January 1, 2003, using the modified prospective method described in SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The impact of this change resulted in a $120 decrease to net income and a decrease of $0.02 to both earnings per share-basic and earnings per share-diluted for the three month period ended March 31, 2003.


(4)  PURCHASE OF CALIFORNIA CLASSROOM UNITS

     On March 26, 2004, the Company acquired nearly 3,800 relocatable DSA classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. The assets were acquired using available funds under the Company's revolving credit facility.

     The acquisition included the purchase of units, equipment associated with these classroom units as well as rights under all outstanding leases related to these classroom units and certain other assets. The Company did not acquire employees, physical facilities, sales force, or other business related items. In addition, the customer base, which is primarily related to public and private educational institutions in the State of California, is similar to, and in many cases duplicative of, the Company's existing customer base. As a result, the Company considers the purchase of these assets an asset purchase rather than an acquisition of a business.


(5)  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

     Debt consists of the following:

                                                         March 31,  December 31,
                                                           2004         2003
                                                         ----------------------
     Borrowings under revolving credit facility         $ 86,874      $ 54,940
     Term loan                                           207,898       208,428
     Capital lease obligations                               619            --
     9.875% senior notes, net of unamortized
        discount of $1,100 in 2004 and $1,189 in 2003    548,899       548,810
     10.0% senior secured notes                          150,000       150,000
                                                         -------       -------
                                                        $994,290      $962,178
                                                         =======       =======

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)


(6)  COMPREHENSIVE (LOSS) INCOME

     Total comprehensive (loss) income was $(2,561) and $3,200 for the three months ended March 31, 2004 and 2003, respectively, which includes net
     (loss) income and the change in the foreign currency translation adjustment. A summary of the components of comprehensive (loss) income for the three months ended March 31, 2004 and 2003 is presented below.

                                                              Three Months Ended
                                                              ------------------
                                                                   March 31,
                                                                   ---------
                                                              2004          2003
                                                              ----          ----
       Net (loss) income                                   $(1,865)      $    65
       Change in currency translation                         (696)        3,135
                                                             -----         -----
       Comprehensive (loss) income                         $(2,561)       $3,200
                                                             =====         =====


(7)  EARNINGS AND DIVIDENDS PER SHARE

     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods.

     The  following  table sets  forth the  components  of the  weighted-average
     shares   outstanding   for  the  basic  and  diluted   earnings  per  share
     computations:

                                                           Three  Months Ended
                                                           -------------------
                                                                 March 31,
                                                                 --------
                                                           2004           2003
                                                           ----           ----

       Weighted-average shares - basic earnings
               per share                                6,194,799      6,194,799
       Effect of employee stock options                        --        347,547
                                                        ---------      ---------
       Weighted-average shares - diluted earnings
                 per share                              6,194,799      6,542,346
                                                        =========      =========

     Common stock equivalents of approximately 331,000 were excluded from the weighted average shares-diluted total for the quarter ended March 31, 2004 due to their anti-dilutive nature, which resulted from the Company's net loss for such period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report. The terms "Company," "we," "our," and "us" refer to Scotsman Holdings, Inc. and its subsidiary. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2003 under the headings "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements. A critical accounting policy is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

     Goodwill and Other Intangible Impairment. We have significant intangible assets related to goodwill and other acquired intangibles. We periodically evaluate our long lived assets and intangible assets for potential impairment indicators. The determination of whether or not these assets are impaired involves significant judgments regarding estimated future cash flows, market conditions, operational performance, and/or legal factors. Goodwill, in particular, is evaluated on an annual basis on October 1st. Based on the most recent valuation of goodwill completed during the fourth quarter of 2003, we determined that goodwill was not impaired. Future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     Foreign Currency Translation. We use the exchange rate effective at the close of business on the balance sheet date to translate our foreign subsidiary's balance sheet and an average rate for the reporting period to translate the results of operations. The cumulative effect of changes in exchange rates is recognized in a separate line in the equity section of the balance sheet.

     Stock-based Compensation. Prior to 2003, we accounted for our issuance of stock options and any modifications thereof using variable plan accounting and the intrinsic value method under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 - Accounting for Stock-Based Compensation. We selected the modified prospective method of adoption described in SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). Under SFAS No. 148 stock compensation expense related to the fair value of our outstanding options must be recognized using estimates of the risk free interest rate, estimated option life, volatility, dividend yield, and the exercise price. No significant changes have been made in the first quarter 2004 regarding these input variables that were presented in our annual report for the year ended December 31, 2003.

     Income Taxes. We are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our unaudited consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. If our estimates of future taxable income were to change, we may be also required to increase the deferred tax asset valuation allowance, thereby increasing our reported income tax expense.

Overview

     In the first quarter of 2004, revenues were $106.9 million, a 6.6% increase above the first quarter of 2003, primarily driven by increased new unit sales and related delivery and installation activity. This increase was offset by the impact of lower gross profit margins on leased units and delivery and installation services, resulting in gross profit for the first quarter 2004 of $43.8 million, virtually unchanged as compared to the same period 2003. Net loss for the first quarter 2004 was $1.9 million as compared to net income of $0.1 million for the first quarter of 2003.

     Purchase of California Classroom Units

     On March 26, 2004, we acquired nearly 3,800 relocatable DSA classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) (the Seller) for approximately $43.5 million. The assets were acquired using available funds under our revolving credit facility. The acquisition included the purchase of units, equipment associated with these classroom units as well as rights under all outstanding leases related to these classroom units and certain other assets. We did not acquire employees, physical facilities, sales force, or other business related items. In addition, the customer base, which is primarily related to public and private educational institutions in the State of California, is similar to, and in many cases duplicative of, our existing customer base. As a result, we consider the purchase of these assets an asset purchase rather than an acquisition of a business.

     Based on the current information available to us and current market conditions, we estimate the resulting transaction would result in annual increases to revenues, income before income taxes, and operating cash flows of approximately $10.2 million, $4.4 million and $4.5 million, respectively. The estimated income before income taxes would be after interest and depreciation expenses of $2.0 million and $1.7 million, respectively. The average age of the units acquired is approximately 6 years while the remaining depreciable lives range from 2 to 19 years with an average remaining life of approximately 14 years. Operating leases assumed in the transaction have an average contractual life of less than two years, however, we expect a significant number of these units to either continue on a month-to-month basis or be re-leased.

Results of Operations

    Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003.

     Revenues in the quarter ended March 31, 2004 were $106.9 million; a $6.7 million or 6.6% increase from revenues of $100.2 million in the same period of 2003. The increase resulted primarily from a $4.4 million or 30.3% increase in sales of new units, a $1.5 million or 7.9% increase in delivery and installation revenues, a $0.8 million or 18.0% increase in sales of rental equipment, and a $0.6 million or 6.7% increase in other revenue from the same period in 2003. These increases are largely due to strength in the education industry we serve, particularly in the West and Southeast regions of the country, as well as a higher volume of rental equipment sales as compared to the same period in 2003. Our financial results reflect a $0.6 million or 1.2% decrease in leasing revenue, which resulted primarily from competitive pricing pressures, partially offset by a slight increase in average units on rent from 71,100 for the three months ended March 31, 2003 to 71,400 for the three months ended March 31, 2004. The average monthly rental rate decreased approximately 2.4% to $249 for the quarter ended March 31, 2004 as compared to $255 for the same period in 2003.

     Gross profit for the quarter ended March 31, 2004 was $43.8 million, a $0.1 million or 0.3% decrease from the first quarter 2003 gross profit. This decrease is primarily a result of a 3.9% decrease in leasing gross profit of $1.2 million, partially offset by increases in gross profit dollars from sales of new units and rental equipment. The decrease in leasing gross profit was primarily the result of decreases in revenues described above as well as the unfavorable impact of increased refurbishment and maintenance costs related to off-rented units as compared to the same period in 2003. These factors resulted in a decrease in gross profit margin percentage of 160 basis points for the first quarter of 2004 as compared to the same period in 2003. Gross profit from sales of new units and rental equipment increased by 31.0% or $0.8 million and 29.1% or $0.3 million, respectively, primarily as a result of the increased revenues previously mentioned. Gross profit margin percentage from the sales of new units and rental equipment increased by 10 basis points and 180 basis points, respectively.

     Selling, general and administrative expenses for the quarter ended March 31, 2004 increased by approximately $1.0 million or 4.9% to $20.8 million from $19.8 million in the same period 2003. This increase is primarily associated with increased employee related, business insurance and professional fee expenses.

     Interest expense increased by 9.6% to $22.6 million in the first quarter 2004 from $20.6 million in the same period 2003, resulting primarily from the incremental interest expense incurred on the additional $150.0 million of 10.0% senior secured notes. The net proceeds of the notes were used to pay off portions of the term loan and revolving credit facility debt in August 2003. This incremental interest expense was partially offset by the impact of a $165.3 million or 38.3% decrease in the average credit facility debt over the first quarter 2003.

     Income before income taxes decreased $3.1 million for the quarter ended March 31, 2004 to a loss of $3.0 million compared to income before income taxes of $0.1 million for the quarter ended March 31, 2003. The effective tax rates for the quarters ended March 31, 2004 and 2003 were 38.0% and 40.9%, respectively.

Contractual Obligations and Commercial Commitments

     During the three months ended March 31, 2004, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.

Liquidity and Capital Resources

     During the three months ended March 31, 2004, our principal source of funds consisted of cash flow provided by financing activities of $32.0 million. In addition, for the three months ended March 31, 2004 and 2003, cash flow from operating activities were $20.9 million and $27.2 million, respectively. These funds were largely generated by the rental of units from our lease fleet and sales of new mobile office units.

     We generated $20.9 million of net cash from operating activities for the three months ended March 31, 2004 compared to $27.2 million for the three months ended March 31, 2003. The decrease of $6.3 million resulted primarily from declines in net income as well as a significant decrease in the change in accounts receivable, partially offset by decreases in the change in other assets and increases in the change in accounts payable and accrued expenses. The change in accounts receivable resulted primarily from our significant collection efforts during 2003 to reduce outstanding receivable balances to current levels. The changes in other resulted primarily from declines related to cost in excess of billings on long-term construction type sales contracts balances. The fluctuations in the change in accounts payable and accrued expenses resulted primarily from the timing of payments of accounts payable.

     Cash used in investing activities was $52.2 million and $7.8 million for the three months ended March 31, 2004 and 2003, respectively. In March, 2004, we acquired nearly 3,800 relocatable classrooms located in the state of California from the Seller for approximately $43.5 million. See Note 4 to the Consolidated Financial Statements for further discussion of the California Fleet purchase. In addition to the acquisition, our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Our fleet acquisition strategy includes increasing our fleet size in accordance with customer demand.

     Net cash provided by financing activities of $32.0 million for the three month period ended March 31, 2004 consisted of $32.0 million in additional borrowings under our revolving credit facility, which were used to supplement cash flow from operating activities in the funding of capital expenditures for the quarter, as well as the $43.5 million California fleet purchase as described above. Net cash used in financing activities of $19.2 million for the three month period ended March 31, 2003 consisted primarily of net repayments of debt under our revolving credit facility.

     The credit agreement contains restrictions on the amount of dividends Scotsman can pay to Holdings and requires compliance with certain financial covenants including capital expenditures, an interest coverage ratio, a leverage ratio and fleet utilization levels. The failure to maintain the required ratios would result in us not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in a default under the credit agreement. We are currently in compliance with all financial covenants.

     Our total credit facility (including the term loan and revolver commitment) was $550.0 million at March 31, 2004. Borrowing base (collateral) availability calculated in accordance with the credit agreement under this facility was $228.0 million at March 31, 2004. Consolidated Leverage Ratio covenant restrictions further limited our borrowing availability at March 31, 2004 to $63.4 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. We believe we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for at least the next 12 months. Our credit facility expires December 2006 and our 9.875% and 10.0% senior notes expire in 2007 and 2008, respectively. It is expected that we will refinance outstanding obligations under these agreements prior to their maturities. Until such time, we expect that funds from operations will be sufficient to satisfy debt service requirements related to these obligations.

     For the period ended March 31, 2004, our actual Consolidated Leverage Ratio was 6.35 as compared to the maximum covenant requirement of 6.75 and our actual Consolidated Interest Coverage Ratio was 1.86 as compared to the minimum covenant requirement of 1.70. The Consolidated Interest Coverage Ratio was calculated by dividing Consolidated EBITDA (as defined in our credit agreement) of $148,989 for the twelve month period ended March 31, 2004 by cash interest expense of $80,118 as defined in the credit agreement. The Consolidated Leverage Ratio was calculated by dividing the March 31, 2004 consolidated debt balance of $994,290 by Consolidated EBITDA for the twelve month period ended March 31, 2004. For Consolidated Leverage Ratio calculation purposes Consolidated EBITDA for the twelve months ended March 31, 2004 was $156,698, which in accordance with the credit agreement, was adjusted to include $7,710 relating to acquisitions made during the calculation period.

     Consolidated EBITDA as defined in our credit agreement represents the trailing 12 months consolidated Scotsman Holdings Inc.'s net income plus consolidated interest, tax, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets and any other non-cash items. It is used in determining our compliance with the financial ratios required by our agreement. Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

     Although not required by our credit agreement, if the Company's cash flow from operating activities for the twelve months ended March 31, 2004, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, our leverage ratio and interest coverage ratio would have been 14.63 and .85, respectively.

     The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, to cash flow from operating activities for the twelve months ended March 31, 2004, the most directly comparable GAAP measure (in thousands).

                                                             Twelve Months Ended
                                                                March 31, 2004
                                                             -------------------
Consolidated EBITDA                                              $  156,698
Increase in net receivables                                            (934)
Increase in accounts payable and
accrued expenses                                                      9,926
Interest paid                                                       (79,758)
Increase in other assets                                             (5,423)
Decrease in other liabilities                                          (222)
Gain on sale of rental equipment                                     (4,623)
Pro forma EBITDA impact of acquisitions                              (7,710)
                                                                     ------
Cash flow from operating activities                              $   67,954
                                                                     ======

Item 3.Quantitative and Qualitative Disclosures about Market Risk

     For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2003. Our exposures to market risk have not changed materially since December 31, 2003.


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

Item 5.   Other Information

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


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits.



          (31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive
                     Officer of the Company.


          (31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Cantlin, Chief Financial Officer of the Company.



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


Dated: May 14, 2004

                                               By: /s/ John C. Cantlin
                                                   ------------------------
                                                   John C. Cantlin
                                                   Chief Financial Officer


Dated: May 14, 2004

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


          (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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



          /s/ Gerard E. Holthaus
          ----------------------
          Gerard E. Holthaus
          Chief Executive Officer

          May 14, 2004

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

          (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

          May 14, 2004