Form 10-Q
period 2004-09-30
SCOTSMAN HOLDINGS INC
filed 2004-11-12
CIK 923144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                  THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

As of November 12, 2004, 6,194,799 shares of common stock ("Common Stock") of the Registrant were outstanding.

                             SCOTSMAN HOLDINGS, INC.

                                      INDEX

                                    FORM 10-Q


                                                                          Page



PART I  -  FINANCIAL  INFORMATION
         Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2004                  1
         and December 31, 2003

         Consolidated Statements of Operations for the three                2
         and nine months ended September 30, 2004 and 2003

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2004 and 2003                      3

         Notes to Consolidated Financial Statements                       4-8


         Item 2.  Management's Discussion and Analysis of                9-16
                      Financial Condition and Results of Operations


         Item 3. Quantitative and Qualitative Disclosures
                                about Market Risk                          17

         Item 4. Controls and Procedures                                   17



PART II  -  OTHER  INFORMATION


         Item 5. Other Information                                         18


         Item 6.  Exhibits                                                 18

         SIGNATURES                                                        19

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the quarter ended September 30, 2004 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                  PART I - FINANCIAL INFORMATION
                                   Item 1. Financial Statements.
                              SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                                   Consolidated Balance Sheets
                                      (dollars in thousands)
                                                                    September 30,       December 31,
                                                                       2004                 2003
                                                                    --------------------------------
Assets                                                              (Unaudited)

Cash                                                                $       562       $        387
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,212 in 2004 and $862 in 2003                         80,378             55,841
Prepaid expenses and other current assets                                44,353             33,741
Rental equipment, net of accumulated depreciation of
      $246,360 in 2004 and $224,794 in 2003                             869,002            828,078
Property and equipment, net of accumulated depreciation of
      $51,533 in 2004 and $45,141 in 2003                                79,338             80,750
Deferred financing costs, net                                            18,468             22,868
Goodwill, net                                                           169,968            169,913
Other intangible assets, net of accumulated amortization of
      $2,631 in 2004 and $2,127 in 2003                                   2,925              2,575
Other assets                                                             17,887             10,958
                                                                      ---------          ---------
                                                                     $1,282,881         $1,205,111
                                                                      =========          =========

Liabilities and stockholders' equity
Accounts payable                                                     $   47,458         $   29,505
Accrued expenses                                                         21,655             17,923
Accrued interest                                                         21,401             11,454
Rents billed in advance                                                  21,821             18,295
Revolving credit facility                                                99,028             54,940
Long-term debt, net                                                     906,377            907,238
Deferred income taxes                                                   146,303            147,392
                                                                      ---------          ---------
      Total liabilities                                               1,264,043          1,186,747
                                                                      ---------          ---------

Stockholders' equity
Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued 9,507,407 shares in 2004 and 2003                       95                95
Additional paid-in capital                                              240,534            240,005
Cumulative foreign currency translation adjustment                        9,779              8,621
Retained earnings                                                        64,368             65,581
                                                                        -------           --------

                                                                        314,776            314,302
Less treasury stock, - 3,312,608 common shares in 2004
       and 2003, at cost                                               (295,938)          (295,938)
                                                                        -------            -------

Net stockholders' equity                                                 18,838             18,364
                                                                         ------             ------
                                                                     $1,282,881         $1,205,111
                                                                      =========          =========
See accompanying notes to consolidated financial statements.





                                         SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                                         Consolidated Statements of Operations
                                Three and nine months ended September 30, 2004 and 2003
                                                     (Unaudited)

                                                                  Three months ended                   Nine months ended
                                                                     September 30,                        September 30,
                                                               -----------------------               ----------------------

                                                                2004            2003                  2004          2003
                                                                ----            ----                  ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues
Leasing                                                        $ 57,110       $ 53,501              $164,775      $160,535
Sales:
     New units                                                   24,107         20,052                67,913        52,729
     Rental equipment                                             9,737          5,037                20,747        14,690
Delivery and installation                                        36,407         27,903                85,653        68,205
Other                                                            10,745         10,166                30,163        28,076
                                                                -------        -------               -------       -------
         Total revenues                                         138,106        116,659               369,251       324,235
                                                                -------        -------               -------       -------

Costs of sales and services
Leasing:
     Depreciation and amortization                               12,136         11,736                35,904        36,726
     Other direct leasing costs                                  13,979         12,521                37,994        33,424
Sales:
     New units                                                   20,915         16,912                57,791        44,108
     Rental equipment                                             7,716          3,937                16,514        11,713
Delivery and installation                                        31,386         23,825                74,272        58,648
Other                                                             2,632          2,326                 7,469         5,900
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       88,764         71,257               229,944       190,519
                                                                 ------         ------               -------       -------

                Gross profit                                     49,342         45,402               139,307       133,716
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     20,632         18,687                61,556        56,472
Other depreciation and amortization                               3,855          3,478                10,949        10,437
Interest, including amortization of deferred
     financing costs                                             23,305         23,821                68,750        64,727
                                                                 ------         ------                ------        ------
                Total operating expenses                         47,792         45,986               141,255       131,636
                                                                 ------         ------               -------       -------

                 Income (loss) before income taxes                1,550           (584)               (1,948)        2,080
Income tax expense (benefit)                                        592           (232)                 (736)          835
                                                                    ---           -----                 -----          ---
                 Net income (loss)                             $    958      $    (352)             $ (1,212)      $ 1,245
                                                                    ===           =====                ======        =====

Earnings (loss) per common share                               $   0.15      $   (0.06)             $  (0.20)      $  0.20
                                                                   ====           ====                  ====          ====
Earnings (loss)  per common share,
       assuming dilution                                       $   0.15      $   (0.06)             $  (0.20)      $  0.19
                                                                   ====           ====                  ====          ====

See accompanying notes to consolidated financial statements.


                                SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                                Consolidated Statements of Cash Flows
                                           (In thousands)
                                            (Unaudited)

                                                                          Nine months ended September 30,
                                                                          ------------------------------

Cash flows from operating activities                                            2004            2003
                                                                                ----            ----
    Net (loss) income                                                    $    (1,212)     $     1,245
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
               Depreciation and amortization                                  51,993           54,229
               Bond discount amortization                                        268              268
               Provision for bad debts                                         2,105            1,745
               Deferred income tax (benefit) expense                            (951)             743
               Non-cash stock option compensation expense                        529              641
               Gain on sale of rental equipment                               (4,233)          (2,977)
               Gain on sale of fixed assets                                       (9)            (838)
               (Increase) decrease in trade accounts receivable              (26,482)           8,962
               Increase in accounts payable and accrued expenses              31,513           13,722
               Other                                                         (13,972)          (7,825)
                                                                              ------           ------
                    Net cash provided by operating activities                 39,549           69,915
                                                                              ------           ------

Cash flows from investing activities
    Rental equipment additions                                               (49,143)         (38,247)
    Proceeds from sales of rental equipment                                   20,747           14,690
    Purchases of property and equipment, net                                  (5,241)          (5,953)
    Acquisition of businesses, net of cash acquired                           (3,908)          (3,456)
    Fleet acquisitions                                                       (43,572)              --
                                                                              ------           ------
                    Net cash used in investing activities                    (81,117)         (32,966)
                                                                              ------           ------

Cash flows from financing activities
    Proceeds from debt                                                       404,064          477,888
    Repayment of debt                                                       (361,105)        (507,521)
    Increase in deferred financing costs                                        (740)          (7,449)
                                                                              ------           ------
               Net cash provided by (used in) financing activities            42,219          (37,082)
                                                                              ------           ------

               Net effect of change in exchange rates                           (476)             101
                                                                                -----             ---

               Net increase (decrease)  in cash                                  175              (32)

Cash at beginning of period                                                      387              429
                                                                                 ---              ---
Cash at end of period                                                    $       562      $       397
                                                                                 ===              ===
Supplemental cash flow information:
    Cash paid for income taxes                                           $       578      $       432
                                                                                 ===              ===
    Cash paid for interest                                               $    54,071      $    43,649
                                                                              ======           ======
See accompanying notes to consolidated financial statements.

                                                   3

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Scotsman Holdings, Inc. ("Holdings" or when including Williams Scotsman Inc., "the Company" ) was organized in November 1993 for the purpose of acquiring Williams Scotsman, Inc. (Scotsman). Holdings conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman. Therefore, any cash dividends to be paid on Holdings' common stock, or cash interest to be paid on the debt of the Company are dependent upon the cash flow of Scotsman.

     The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, and certain parts of Mexico.

(2)  FINANCIAL STATEMENTS

     In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2004, the consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the periods ended September 30, 2004 are not necessarily indicative of the operating results expected for the full year.

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

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(3)  ACCOUNTING CHANGE

     During the fourth quarter of 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, retroactively effective January 1, 2003, using the modified prospective method described in SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure . Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The impact of this change resulted in an $82, a $0.01, and a $0.01 decrease in net loss, loss per share basic, and loss per share, assuming dilution, respectively, for the three month period ended September 30, 2003, as well as a $638, a $0.10, and a $0.10 increase in net income, earnings per share basic, and earnings per share, assuming dilution, respectively, for the nine month period ended September 30, 2003.


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


(5)  MINORITY INVESTMENT IN WIRON CONSTRUCCIONES MODULARES, SA

     On August 4, 2004, Scotsman, through its 100% owned subsidiary, Williams Scotsman of Europe, S.L., acquired an 8.5% minority interest in Wiron Construcciones Modulares, SA., (Wiron) headquartered in Parla, Spain and secured a right of first refusal to acquire any or all of the shares of Wiron in the future. Wiron is the second largest modular space provider in Spain, with branches located in all major cities throughout the country. Scotsman acquired its 8.5% minority interest for approximately $4.7 million, which includes acquisition related costs and is included in other assets in the consolidated balance sheet. Scotsman accounts for this minority investment using the cost method.

                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(6)  REVOLVING  CREDIT FACILITY AND LONG-TERM DEBT

     Debt consists of the following:
                                                 September 30,   December 31,
                                                     2004            2003
                                                 ---------------------------

     Borrowings under revolving credit facility  $  99,028          $ 54,940
     Term loan                                     206,837           208,428
     Capital lease obligations                         462                --
     9.875% senior notes, net of
          unamortized discount of
         $922 in 2004 and $1,189 in 2003           549,078           548,810
     10.0% senior secured notes                    150,000           150,000
                                                 ---------           -------
                                                $1,005,405          $962,178
                                                 =========           =======

     The Company amended its bank credit facility, effective September 24, 2004. The amendment increased the permitted maximum leverage ratio as defined in the credit agreement to 6.75:1 at September 30, 2004 from 6.60:1 and the ratio remains at 6.75:1 until June 30, 2005 at which time it decreases to 6.60:1. The leverage ratio decreases thereafter over time to 6.25:1 at September 30, 2006. This change will provide the Company with additional financial flexibility. In addition, the amendment (1) reduces the total revolving commitments under the credit facility to $300.0 million from $342.0 million and (2) reduces the annual limitation on capital expenditures to $175.0 million in each of 2005 and 2006, from $235.0 million and $250.0 million, respectively.

(7) COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was $4,682 and $(574) for the three months ended September 30, 2004 and 2003, respectively, and $(54) and $8,624 for the nine months ended September 30, 2004 and 2003, respectively, which includes net income (loss) and the change in the foreign currency translation adjustment. A summary of the components of comprehensive (loss) income for the three and nine month periods ended September 30, 2004 and 2003 is presented below.

                                     Three Months Ended       Nine Months Ended
                                     ------------------      -----------------
                                       September 30,            September 30,
                                     -----------------       -----------------
                                     2004        2003        2004         2003
                                     ----        ----        ----         ----
     Net income (loss)              $ 958       $(352)      $(1,212)    $1,245
     Foreign currency
       translation adjustment       3,724        (222)        1,158      7,379
                                    -----        -----        -----      -----
     Comprehensive income (loss)   $4,682       $(574)      $   (54)    $8,624
                                    =====         ===            ==      =====



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

     The following table sets forth the components of the weighted-average  shares  outstanding  for  the  basic  and diluted earnings per share computations:

                                                                Three months ended                Nine months ended
                                                                   September 30,                     September 30
                                                                   ------------                      ------------
                                                               2004            2003              2004           2003
                                                               ----            ----              ----           ----

       Weighted-average shares-for computation
                of basic earnings per share                  6,194,799      6,194,799         6,194,799      6,194,799

       Effect of employee stock options                        331,329             --                --        346,641
                                                             ---------      ---------         ---------      ----------

       Weighted-average shares-for computation
                 of diluted earnings per share               6,526,128      6,194,799         6,194,799      6,541,440
                                                             =========      =========         =========      =========


     Common  stock  equivalents  of 347,400 and 331,329 were  excluded  from the weighted average  shares-diluted total for the quarter ended September 30, 2003 and  the nine month  period  ended  September  30,  2004,  due  to  their anti-dilutive  nature,  which resulted from the Company's net loss for such periods.



(9)  HURRICANE IMPACT

     As a result of the recent hurricanes experienced in the southeast region of  the U.S.,  approximately  500  mobile office and storage units, the majority of which were not on rent, with a book value of approximately  $3.2 million were  destroyed.  In  addition,  the Company  incurred  additional  damages related to mobile office and  storage units as well as Company  property and equipment.  An evaluation of the damage caused by these storms is currently underway;  however,  the  Company's  current  estimate  of the total  costs related to these storms, including the value of the destroyed  units noted above, is  approximately  $4.5 million.  The Company  believes  that  proceeds from  casualty  insurance  will cover the costs of replacing  or repairing these units, as well as other hurricane related damages to the Company's assets.  Amounts received in excess of damage  costs  incurred,  if any, will  be recorded  when  readily  determinable.  The  book  value  of the  units destroyed  by the  hurricanes is  included in prepaid  expenses  and other current assets within the Company's consolidated balance sheet.



                     SCOTSMAN HOLDINGS, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(10) COMMITMENTS AND CONTINGENCIES

     Currently, the Company is involved in various lawsuits and claims arising out of the normal course of its business. The nature of the Company's business is such that disputes occasionally arise with vendors including suppliers and subcontractors and customers over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on the Company's assessment of its exposure. The Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under pending litigation and claims will not have a material adverse effect on the financial position or operating results of the Company.

     In May 2002, the Company brought action against a customer to recover approximately $0.2 million of monies owed to the Company on a construction project. In December 2002, this customer counterclaimed against the Company and filed claims against various subcontractors and suppliers to the project alleging breach of various warranties and negligence among other things. The customer has asserted that it is seeking to recover its direct losses related to this $2.6 million project as well as other damages. The case is currently in discovery. During the third quarter of 2004, a mediation process commenced and is currently underway. The Company believes that it is reasonably possible that the customer will recover some proceeds from the dispute; however, the amount of such proceeds cannot be determined at this time. To the extent that the Company is ultimately liable to the customer, the Company believes it has adequate insurance coverage to apply to its portion of the claim. The Company, with its insurance carriers, continues to vigorously defend itself in this matter.

     In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage. To date the Company estimates the total costs of the repairs to approximate $1.8 million. As of September 30, 2004, the Company has incurred costs to repair these damages totaling approximately $1.6 million. These costs are included in prepaid expenses and other current assets in the Company's consolidated balance sheet. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim. The Company is pursuing these claims vigorously and believes that it will recover the amount of its repair costs.

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

     Goodwill and Other Intangible Asset Impairment. We have significant intangible assets related to goodwill and other acquired intangibles. We periodically evaluate our long lived assets and intangible assets for potential impairment indicators. The determination of whether or not these assets are impaired involves significant judgments regarding estimated future cash flows, market conditions, operational performance, and/or legal factors. Goodwill, in particular, is evaluated on an annual basis on October 1st. Based on our most recent valuation of goodwill, we determined that goodwill was not impaired. Future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     Foreign Currency Translation. We use the exchange rate effective at the close of business on the balance sheet date to translate Scotsman's foreign subsidiaries' balance sheets and an average rate for the reporting period to translate the results of operations. The cumulative effect of changes in exchange rates is recognized in a separate line in the equity section of the consolidated balance sheet.

     Stock-based Compensation. Prior to 2003, we accounted for our issuance of stock options and any modifications thereof using variable plan accounting and the intrinsic value method under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 - Accounting for Stock-Based Compensation. We selected the modified prospective method of adoption described in SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). Under SFAS No. 148 stock compensation expense related to the fair value of our outstanding options must be recognized using estimates of the risk free interest rate, estimated option life, volatility, dividend yield, and the exercise price. No significant changes have been made during the nine months ended September 30, 2004 regarding these input variables that were presented in our annual report for the year ended December 31, 2003.

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

     Overview

     In the nine months ended September 30, 2004, revenues were $369.3 million, a 13.9% increase above the same period of 2003, primarily driven by increased new unit sales and related delivery and installation activity. Gross profit for the nine months ended September 30, 2004 of $139.3 million represented only a 4.2% increase above the same period of 2003 primarily due to lower gross profit margins resulting from competitive pricing pressures as well as increased refurbishment and maintenance costs on leased units. Operating expenses for the nine months ended September 30, 2004 increased $9.6 million, a 7.3% increase over the same period of 2003. Net loss for the nine months ended September 30, 2004 was $1.2 million as compared to net income of $1.2 million for the same period of 2003.

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

     We estimate the resulting transaction would result in annual increases to revenues, income before income taxes, and operating cash flows of approximately $10.2 million, $4.4 million and $4.5 million, respectively. The estimated income before income taxes of $4.4 million includes estimated interest and depreciation expenses of $2.0 million and $1.7 million, respectively. The average age of the units acquired is approximately 6 years while the remaining depreciable lives range from 2 to 19 years with an average remaining life of approximately 14 years. Operating leases assumed in the transaction have an average contractual life of less than two years, however, we expect a significant number of these units to either continue on a month-to-month basis or be re-leased.


     Hurricane Impact

     As a result of the recent hurricanes experienced in the southeast region of the U.S., approximately 500 mobile office and storage units, the majority of which were not on rent, with a book value of approximately $3.2 million were destroyed. In addition, the Company incurred additional damages related to mobile office and storage units as well as Company property and equipment. An evaluation of the damage caused by these storms is currently underway; however, the Company's current estimate of the total costs related to these storms, including the value of the destroyed units noted above, is approximately $4.5 million. The Company believes that proceeds from casualty insurance will cover the costs of replacing or repairing these units, as well as other hurricane related damages to the Company's assets. Amounts received in excess of damage costs incurred, if any, will be recorded when readily determinable. The book value of the units destroyed by the hurricanes is included in prepaid expenses and other current assets within the Company's consolidated balance sheet.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003.

     Revenues in the three month period ended September 30, 2004 were $138.1 million; a $21.4 million or 18.4% increase from revenues of $116.7 million in the same period of 2003. The increase resulted primarily from a $8.5 million or 30.5% increase in delivery and installation revenues, a $4.7 million or 93.3% increase in sales of rental equipment, a $4.1 million or 20.2% increase in sales of new units, a $3.6 million or 6.7% increase in leasing, and a $0.6 million or 5.7% increase in other revenue from the same period of 2003. The increases in sales of new units and corresponding increase in delivery and installation are largely due to continued growth in the education industry we serve, particularly in the west and southeast regions of the country, as well as increased modular construction sales activity in the northeast and north central regions of the country. Increased used sales activity resulted in increased sales of rental equipment for the three month period ended September 30, 2004 as compared to the same period of 2003. The 6.7% increase in leasing revenue for the three months ended September 30, 2004, as compared to the same period of 2003, resulted from an increase of approximately 4,100 units on rent, which includes our purchase of California classroom units in the first quarter of 2004, and an increase in the average rental rate. Average fleet utilization of approximately 80% for the three month period ended September 30, 2004 was up approximately 3% from the same period of the prior year. Of this increase, 2.4% is attributed to the Company's strategic initiative to dispose of selected rental units in our lease fleet, as disclosed in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Our average monthly rental rate increased by $2 to $250 for the three months ended September 30, 2004 as compared to the same period of 2003. Other revenue increased 5.7% for the quarter ended September 30, 2004 as compared to the same period of 2003 due primarily to increased sales of miscellaneous products and services. During the third quarter of 2003, other revenue also included $1.0 million of profit related to the sale of a branch facility.

     Gross profit for the three month period ended September 30, 2004 was $49.3 million, a $3.9 million or 8.7% increase from the same period of 2003. This increase was primarily driven by the increased revenues described above. Gross profit margin percentage from delivery and installation and sales of new units decreased by 0.8%, and 2.5%, respectively, primarily due to competitive pricing pressures. Leasing gross profit margin percentage for the three months ended September 30, 2004 decreased by 0.4% due primarily to increased refurbishment and maintenance costs, partially offset by the increase in leasing revenue described above. Gross profit margin from sales of rental equipment and other revenue increased by $0.9 million and $0.3 million, respectively, as compared to the same period of 2003 primarily due to an increase in sales of rental equipment and other revenue as discussed above.

     Selling, general and administrative expenses for the three month period ended September 30, 2004 increased by approximately $1.9 million or 10.4% to $20.6 million from $18.7 million in the same period of 2003. This increase is primarily associated with increased employee related costs, business insurance, professional fees and marketing related costs.

     Interest expense for the three month period ended September 30, 2004 decreased by $0.5 million or 2.2% to $23.3 million from $23.8 million in the same period of 2003 due to a prior year write-off of deferred financing costs in the amount of $2.5 million and a $20.9 million or 6.3% decrease in the average credit facility debt over the same period of 2003, partially offset by the incremental interest expense incurred on the $150.0 million of 10.0% senior secured notes. The net proceeds of the notes were used to pay off portions of the term loan and revolving credit facility debt in August 2003.

     Income before income taxes for the three months ended September 30, 2004 was approximately $1.6 million, an increase of approximately $2.1 million from a loss of $0.6 million for the same period 2003. The effective tax rates for the three month periods ended September 30, 2004 and 2003 were approximately 38% and 40%, respectively.


Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003.

     Revenues for the nine months ended September 30, 2004 were $369.3 million; a $45.0 million or 13.9% increase from revenues of $324.2 million in the same period of 2003. The increase resulted primarily from a $17.4 million or 25.6% increase in delivery and installation revenues, a $15.2 million or 28.8% increase in sales of new units, a $6.1 million or 41.2% increase in sales of rental equipment, a $4.2 million or 2.6% increase in leasing revenue, and a $2.1 million or 7.4% increase in other revenue from the same period of 2003. The increases in sales of new units and corresponding increase in delivery and installation revenues are largely due to continued growth in the education industry we serve, particularly in the southeast and west regions of the country. Increased used sales activity, particularly in the west and north central regions of the country, resulted in increased sales of rental equipment for the nine months ended September 30, 2004 as compared to the same period of 2003. The 2.6% increase in leasing revenue for the nine month period ended September 30, 2004 resulted from an increase of approximately 2,600 units on rent, which includes our purchase of California classroom units in the first quarter 2004, partially offset by a decrease of $2 in our average rental rate. Average fleet utilization of approximately 80% for the nine month period ended September 30, 2004 was up approximately 4% from the same period of the prior year. Of this increase, 2.4% is attributed to the strategic initiative previously discussed. Other revenue increased 7.4% for the nine month period ended September 30, 2004 from the same period of 2003 due primarily to increased sales of miscellaneous products and services. During the nine month period ended September 30, 2003, other revenue also included $1.0 million of profit related to the sale of a branch facility.

     Gross profit for the nine month period ended September 30, 2004 was $139.3 million, a $5.6 million or 4.2% increase from the same period of 2003. This increase was primarily driven by the increased sales of new units, and delivery and installation revenues described above. Gross profit margin percentage from the sales of new units, and delivery and installation decreased by 1.4% and 0.7%, respectively, due to competitive pricing pressures. Gross profit margin from the sales of rental equipment and other revenue increased by $1.3 million and $0.5 million, respectively, primarily due to an increase in sales of rental equipment and other revenue as compared to the same period of 2003. Leasing gross profit and the leasing gross profit margin percentage for the nine months ended September 30, 2004 decreased by $0.5 million and 1.1%, respectively, as compared to the corresponding prior year period. These decreases resulted primarily from increased refurbishment and maintenance costs, partially offset by the increase in leasing revenue for the nine month period ended September 30, 2004 as compared to the same period of 2003.

     Selling, general and administrative expenses for the nine month period ended September 30, 2004 increased by $5.1 million or 9.0% to $61.6 million from $56.5 million in the same period of 2003. This increase is primarily associated with increased employee and facility related costs, business insurance, professional fees and marketing related costs.

     Interest expense for the nine month period ended September 30, 2004 increased by $4.0 million or 6.2% to $68.8 million from $64.7 million in the same period of 2003 due primarily to the incremental interest expense incurred on the $150.0 million of 10.0% senior secured notes. The net proceeds of the notes were used to pay off portions of the term loan and revolving credit facility debt in August 2003. This incremental interest expense was partially offset by a $99.7 million or 25.4% decrease in the average credit facility debt over the same period of 2003. Also included in the 2003 interest expense was a write-off of deferred financing costs in the amount of $2.5 million.

     Loss before income taxes for the nine months ended September 30, 2004 was $1.9 million, a decrease of $4.0 million from $2.1 million in income before taxes for the same period 2003. The effective tax rates for the nine month periods ended September 30, 2004 and 2003 were approximately 38% and 40%, respectively.

Contractual Obligations and Commercial Commitments

     During the nine months ended September 30, 2004, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.

Liquidity and Capital Resources

     During the nine months ended September 30, 2004, and 2003, cash flow from operating activities were $39.5 million and $69.9 million, respectively. These funds were largely generated by the rental of units from our lease fleet, the associated delivery and installation services from rental and sales activities and other products. The $30.4 million decrease in cash flow from operating activities for the nine month period ended September 30, 2004 was substantially the result of increased receivables related to increased classroom sales, particularly in the west and southeast regions of the country, and modular construction activity at September 30, 2004 as compared to the decrease in receivables experienced during the same periods of 2003. Other factors that impacted the decrease in net cash provided by operating activities from 2003 included increases in selling, general, and administrative expenses (SG&A), and increases in paid interest resulting from the incremental interest discussed above, partially offset by increased payables, other accrued expenses, and rents billed in advance. The increase in accounts payable and other accrued expenses resulted primarily from the timing of related payments while the increase in rents billed in advance is primarily the result of increased leasing activity. See Results of Operations above for further discussion of SG&A and interest expense fluctuations.

     Cash used in investing activities was $81.1 million and $33.0 million for the nine months ended September 30, 2004 and 2003, respectively. In June 2003, acquisition purchases consisted of a $3.3 million purchase of a Canadian company while in March 2004, we acquired nearly 3,800 relocatable classrooms located in the state of California for approximately $43.5 million. In August 2004, we made an investment in a mobile office company, headquartered in Spain, for approximately $4.7 million. See Note 4 to the Consolidated Financial Statements for further discussion of the California fleet purchase and Note 5 for further discussion of the minority investment. In addition to acquisitions, our primary capital expenditures are for the discretionary purchase of new units for the lease fleet. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.

     Net cash provided by financing activities of $42.2 million for the nine month period ended September 30, 2004 consisted of additional net borrowings under our revolving credit facility, which were used to supplement cash flow from operating activities in the funding of capital expenditures for the nine months ended September 30, 2004, as well as the $43.5 million California fleet purchase as described above. Net cash used in financing activities of $37.1 million for the nine month period ended September 30, 2003 consisted primarily of net repayments of debt under our revolving credit facility.

     The credit agreement contains restrictions on the amount of dividends that Scotsman can pay to Holdings and requires compliance with certain financial covenants including capital expenditures and ratios. We amended our bank credit facility, effective September 24, 2004 to increase our permitted maximum leverage ratio of 6.60:1 to 6.75:1 at September 30, 2004. The ratio remains at 6.75:1 until June 30, 2005 at which time it decreases to 6.60:1. The leverage ratio decreases thereafter over time to 6.25:1 at September 30, 2006. In addition, the amendment (1) reduces the total revolving commitments under the credit facility to $300.0 million from $342.0 million and (2) reduces the annual limitation on capital expenditures to $175.0 million in each of 2005 and 2006, from $235.0 million and $250.0 million, respectively. This amendment provides us with additional financial flexibility and supplements our funding from operations in meeting both short-term and long-term goals.

     In addition to the leverage ratio, our credit agreement contains covenants for a consolidated interest coverage ratio of 1.70:1 and a minimum average annual utilization rate for our fleet of 74% at September 30, 2004 increasing to 75% after December 31, 2004. The failure to maintain these required ratios would result in us not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in a default under the credit agreement. We are currently in compliance with all financial covenants.

     Our total credit facility (including the term loan and revolver commitment) was $506.8 million at September 30, 2004. Borrowing base (collateral)
availability calculated in accordance with the credit agreement under this facility was $190.3 million at September 30, 2004. Consolidated Leverage Ratio covenant restrictions further limited our borrowing availability at September 30, 2004 to $40.3 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. We believe we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for at least the next 12 months. Our credit facility expires December 2006 and our 9.875% and 10.0% senior notes mature in 2007 and 2008, respectively. It is expected that we will refinance outstanding obligations under these instruments prior to their maturities. Until such time, we expect that funds from operations will be sufficient to satisfy debt service requirements related to these obligations.

     For the period ended September 30, 2004, our actual Consolidated Leverage Ratio was 6.49:1 as compared to the maximum covenant requirement of 6.75:1 and our actual Consolidated Interest Coverage Ratio was 1.79:1 as compared to the minimum covenant requirement of 1.70:1. The Consolidated Interest Coverage Ratio was calculated by dividing Consolidated EBITDA (as defined in our credit agreement) of $151.1 million for the twelve month period ended September 30, 2004 by cash interest expense of $84.4 million as defined in the credit agreement. The Consolidated Leverage Ratio was calculated by dividing the September 30, 2004 consolidated debt balance of $1.0 billion by Consolidated EBITDA for the twelve month period ended September 30, 2004. For Consolidated Leverage Ratio calculation purposes, Consolidated EBITDA for the twelve months ended September 30, 2004 was $154.9 million which, in accordance with the credit agreement, includes $3.8 million relating to acquisitions made during the calculation period.

     Consolidated EBITDA as defined in our credit agreement represents the trailing 12 months consolidated net income plus consolidated interest, tax, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets and any other non-cash items. It is used in determining our compliance with the financial ratios required by our agreement. Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

     Although not required by our credit agreement, if our cash flow from operating activities for the twelve months ended September 30, 2004, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, our leverage ratio and interest coverage ratio would have been 23.3:1 and .51:1, respectively.

     The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, to cash flow from operating activities for the twelve months ended September 30, 2004, the most directly comparable GAAP measure (in thousands).

                                                        Twelve Months Ended
                                                        September 30, 2004
                                                        -------------------
Consolidated EBITDA                                         $ 154,916
Increase in net receivables                                   (25,917)
Increase in accounts payable and accrued expenses              24,928
Interest paid                                                 (85,030)
Increase in other assets                                      (10,296)
Decrease in other liabilities                                  (5,349)
Gain on sale of equipment                                      (5,628)
Pro forma EBITDA impact of acquisitions                        (3,774)
                                                               ------
Cash flow from operating activities                         $  43,850
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


Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

          Our Chief Executive Officer and Acting Chief Financial Officer has concluded, based on his evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) and 15d - 15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


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


Item 6.  Exhibits



     (2.1) Fourth Amendment dated as of September 24, 2004, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent (Incorporated by reference to Exhibit 10.2 on Williams Scotsman's Form 10-Q dated November 12,
                2004).


     (31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer and Acting Chief Financial Officer of the Company.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCOTSMAN HOLDINGS, INC.



                                            By:  /s/ Gerard E. Holthaus
                                                 ---------------------
                                                 Gerard E. Holthaus
                                                 Chief Executive Officer and
                                                 Acting Chief Financial Officer


Dated: November 12, 2004

Exhibit (31.1)



                                  CERTIFICATION

       I, Gerard E. Holthaus, Chief Executive Officer and Acting Chief Financial Officer, certify, that:

               (1) I have reviewed this report on Form 10-Q of Scotsman Holdings Inc.;

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

               (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                    a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

                    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

               (5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



               /s/ Gerard E. Holthaus
               ----------------------
               Gerard E. Holthaus
               Chief Executive Officer and
               Acting Chief Financial Officer

               November 12, 2004