Form 10-Q
period 2005-03-31
SCOTSMAN HOLDINGS INC
filed 2005-05-13
CIK 923144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 033-78954

SCOTSMAN HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	7359	52-1862719
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

8211 Town Center Drive Baltimore, Maryland		21236
(Address of principal executive offices)		(Zip Code)

(410) 931-6000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year - if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of May 13, 2005  6,194,799 shares of common stock (“Common Stock”) of the Registrant were outstanding.

SCOTSMAN HOLDINGS, INC.

INDEX

FORM 10-Q

SAFE HARBOR STATEMENT – CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the quarter ended March 31, 2005 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following:  substantial leverage and our ability to service debt; changing market trends in our industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. As a result of these uncertainties, you should not place undue reliance on these forward-looking statements.  All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We assume no obligation to update any forward-looking statements after the date hereof as a result of new information, future events or developments, except as required by federal securities laws.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

SCOTSMAN HOLDINGS, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets

Cash	$2,263	$939
Trade accounts receivable, net of allowance for doubtful accounts of $652 in 2005 and $606 in 2004	69,145	76,579
Prepaid expenses and other current assets	37,540	38,330
Rental equipment, net of accumulated depreciation of $261,098 in 2005 and $253,892 in 2004	885,738	880,723
Property and equipment, net of accumulated depreciation of $56,914 in 2005 and $53,935 in 2004	80,561	79,951
Deferred financing costs, net	14,879	16,667
Goodwill, net	171,115	170,423
Other intangible assets, net of accumulated amortization of $3,799 in 2005 and $3,611 in 2004	2,868	2,894
Other assets	20,720	18,105
	$1,284,829	$1,284,611

Liabilities and stockholders’ equity

Accounts payable	$33,092	$42,225
Accrued expenses	22,826	27,622
Accrued interest	21,071	12,341
Rents billed in advance	21,120	21,375
Revolving credit facility	110,483	102,130
Long-term debt, net	906,953	907,356
Deferred income taxes	149,914	150,415
Total liabilities	1,265,459	1,263,464

Stockholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued 9,507,407 shares in 2005 and 2004	95	95
Additional paid-in capital	240,834	240,741
Cumulative foreign currency translation adjustment	13,027	14,079
Retained earnings	61,352	62,170
	315,308	317,085
Less treasury stock, - 3,312,608 common shares in 2005 and 2004, at cost	(295,938)	(295,938)

Total stockholders’ equity	19,370	21,147

	$1,284,829	$1,284,611

See accompanying notes to consolidated financial statements.

SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2005 and 2004

(Unaudited)

	Three months ended March 31,
	2005	2004
	(In thousands except per share amounts)
Revenues
Leasing	$58,783	$52,827
Sales:
New units	22,491	19,091
Rental equipment	7,033	5,212
Delivery and installation	27,835	20,414
Other	9,959	9,367
Total revenues	126,101	106,911

Cost of sales and services
Leasing:
Depreciation and amortization	12,533	11,780
Other direct leasing costs	12,482	11,088
Sales:
New units	18,918	15,516
Rental equipment	5,679	4,097
Delivery and installation	24,503	18,384
Other	2,207	2,230
Total costs of sales and services	76,322	63,095

Gross profit	49,779	43,816

Selling, general and administrative expenses	22,961	20,782
Other depreciation and amortization	3,910	3,414
Interest, including amortization of deferred financing costs	24,227	22,627

Total operating expenses	51,098	46,823

Loss before income taxes	(1,319)	(3,007)
Income tax benefit	(501)	(1,142)

Net loss	$(818)	$(1,865)

Loss per common share	$(0.13)	$(0.30)
Loss per common share, assuming dilution	$(0.13)	$(0.30)

See accompanying notes to consolidated financial statements.

SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(818)	$(1,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,240	16,905
Bond discount amortization	89	89
Provision for bad debts	742	560
Deferred income tax benefit	(501)	(1,103)
Non-cash stock option compensation expense	93	115
Gain on sale of rental equipment	(1,354)	(1,114)
Gain on sale of fixed assets	—	(7)
Decrease (increase) in trade accounts receivable	6,844	(161)
(Decrease) increase in accounts payable and accrued expenses	(5,086)	9,135
Other	(3,450)	(1,628)
Net cash provided by operating activities	14,799	20,926

Cash flows from investing activities
Rental equipment additions	(20,556)	(12,170)
Proceeds from sales of rental equipment	7,033	5,212
Purchases of property and equipment, net	(3,167)	(1,797)
Acquisition of businesses, net of cash acquired	(4,583)	—
Purchase of California classroom fleet	—	(43,471)
Net cash used in investing activities	(21,273)	(52,226)

Cash flows from financing activities
Proceeds from debt	131,637	141,335
Repayment of debt	(123,776)	(109,314)
Increase in deferred financing costs	(9)	(50)
Net cash provided by financing activities	7,852	31,971

Effect of changes in exchange rates on cash	(54)	(75)

Net increase in cash	1,324	596

Cash at beginning of period	939	388
Cash at end of period	$2,263	$984
Supplemental cash flow information:
Cash paid for income taxes	$200	$335
Cash paid for interest	$13,554	$10,930

See accompanying notes to consolidated financial statements.

SCOTSMAN HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except share and per share amounts)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

Scotsman Holdings, Inc. (“Holdings” or when including Williams Scotsman Inc. and its subsidiaries, “the Company”) was organized in November 1993 for the purpose of acquiring Williams Scotsman, Inc. (“Scotsman”).  Holdings conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman.  Therefore, any cash dividends to be paid on Holdings’ common stock, or cash interest to be paid on the debt of the Company are dependent upon the cash flow of Scotsman.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, and certain parts of Mexico.

(2)      FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2005, the consolidated statements of operations for the three month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.   It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.  Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS No. 123-R is similar to the approach described in SFAS No. 123.  In April 2005, the Securities and Exchange Commission provided for a phased-in implementation of SFAS No. 123-R. Under this revised guidance, the effective date for application of SFAS No. 123-R has been postponed until no later than the beginning of the first fiscal year after June 15, 2005 or January 1, 2006 for the Company.  The Company intends to elect the modified prospective method of adopting SFAS No. 123-R, which requires the recognition of expense over the remaining vesting period for the portion of awards not fully vested as of January 1, 2006. As the Company currently applies the fair value method under SFAS No. 123, the Company does not anticipate that the adoption of SFAS No. 123-R will have a material impact on its financial statements.

(4)     ACQUISITION OF MOBILE SPACE INC.

On February 24, 2005, the Company acquired Mobile Space Inc., a Chicago-based company that leased and sold modular space units.  This purchase resulted in the acquisition of approximately 640 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $4.8 million.  The acquisition was financed with borrowings under the Company’s credit facility.

(5)      PURCHASE OF CALIFORNIA CLASSROOM UNITS

On March 26, 2004, the Company acquired nearly 3,800 modular DSA classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. The assets were acquired using available funds under the Company’s revolving credit facility.

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

(6)     REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

	March 31, 2005	December 31, 2004

Borrowings under revolving credit facility	$110,483	$102,130
Term loan	205,776	206,307
Capital lease obligations	1,920	1,882
9.875% senior notes, net of unamortized discount of $743 in 2005 and $833 in 2004	549,257	549,167
10.0% senior secured notes	150,000	150,000
	$1,017,436	$1,009,486

On April 15, 2005, Holdings, Scotsman, the Lenders party to the Credit Agreement, dated as of March 26, 2002 (as amended, restated, modified and/or supplemented through April 14, 2005) (the “Credit Agreement”) and Deutsche Bank Trust Company Americas, as Administrative Agent under the Credit Agreement, entered into a Fifth Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the amount of Scotman’s indebtedness which may be evidenced by guarantees, performance bonds and surety bonds has been increased to $100 million from $50 million.  The Amendment also provides that the book value of assets securing obligations under such performance and surety bonds cannot exceed $75 million outstanding at any time.  In addition, the Amendment increases the letter of credit subfacility available to Scotsman from $20 million to $40 million.

(7)      COMPREHENSIVE LOSS

Total comprehensive loss was $1,870 and $2,561 for the three months ended March 31, 2005 and 2004, respectively, which includes net loss and the change in the foreign currency translation adjustment.  A summary of the components of comprehensive loss for the three month periods ended March 31, is presented below.

	2005	2004
Net loss	$(818)	$(1,865)
Foreign currency translation adjustment	(1,052)	(696)
Comprehensive loss	$(1,870)	$(2,561)

(8)       EARNINGS AND DIVIDENDS PER SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods.

The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	Three months ended March 31,
	2005	2004

Weighted-average shares-for computation of basic earnings per share	6,194,799	6,194,799

Effect of employee stock options	—	—

Weighted-average shares–for computation of diluted earnings per share	6,194,799	6,194,799

Common stock equivalents of 369,392 and 331,329 were excluded from the weighted average shares-diluted total for the quarters ended March 31, 2005 and 2004, respectively, due to their anti-dilutive nature, which resulted from the Company’s net loss for such periods.

(9)      CONTINGENCIES

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

In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage. As of March 31, 2005, the Company expects to be reimbursed for damages totaling approximately $1.6 million. These costs are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim. The Company is pursuing these claims vigorously and believes that it will recover the amount of its repair costs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report.  The terms “company,” “we,” “our,” and “us” refer to Scotsman Holdings, Inc. and its subsidiaries.  The following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2004 under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report.  See the Safe Harbor Statement at the beginning of this report.

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

Goodwill Impairment.  At March 31, 2005, we had approximately $171.1 million of goodwill.  Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. We do not amortize goodwill, but rather review our carrying value for impairment annually, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. The geographic component units of the company for purposes of the impairment test have been aggregated into a single reporting unit because they have similar economic characteristics.  We compare the fair value of the reporting unit to its carrying value, including goodwill.  We estimate the fair value of our reporting unit by utilizing published market operating data multiples of similar publicly traded companies.  If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step.  We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.

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

Overview

In the three months ended March 31, 2005, revenues were $126.1 million, a 17.9% increase above the same period of 2004, primarily driven by increased delivery and installation activity, as well as increased leasing and sales of new units. Gross profit for the three months ended March 31, 2005 of $49.8 million represented a 13.6% increase above the same period of 2004 primarily due to increased units on rent, utilization and a 3.3% increase in average rental rates.  Operating expenses for the three months ended March 31, 2005 increased $4.3 million, a 9.1% increase over the same period of 2004.  Net loss for the three months ended March 31, 2005 was $0.8 million as compared to $1.9 million for the same period of 2004.

Acquisition of Mobile Space, Inc.

On February 24, 2005, we acquired Mobile Space Inc., a Chicago-based company that leased and sold modular space units.  This purchase resulted in the acquisition of approximately 640 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $4.8 million.  The acquisition was financed with borrowings under our credit facility.

Purchase of California Classroom Units

On March 26, 2004, we acquired nearly 3,800 modular DSA classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million.  The assets were acquired using available funds under our revolving credit facility. The acquisition included the purchase of units, equipment associated with these classroom units as well as rights under all outstanding leases related to these classroom units and certain other assets. We did not acquire employees, physical facilities, sales force, or other business related items.

In addition, the customer base, which is primarily related to public and private educational institutions in the State of California, is similar to, and in many cases duplicative of, our existing customer base. As a result, we consider the purchase of these assets an asset purchase rather than an acquisition of a business.

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004.

Revenues in the quarter ended March 31, 2005 were $126.1 million, a $19.2 million or 17.9% increase from revenues of $106.9 million in the same period of 2004.  The increase resulted from a $7.4 million or 36.4% increase in delivery and installation revenues, a $6.0 million or 11.3% increase in leasing revenue, a $3.4 million or 17.8% increase in sales of new units, a $1.8 million or 34.9% increase in sales of rental equipment, and a $0.6 million or 6.3% increase in other revenue from the same period of 2004.  The increase in delivery and installation is largely due to a continued strength in the education business, particularly in the south central, southeast and western regions of the country, together with increased modular sales activity in the north central region of the country.   The 11.3% increase in leasing revenue for the quarter ended March 31, 2005, as compared to the same period of 2004, resulted from an increase of approximately 5,300 units on rent, which includes California classroom units purchased in the first quarter of 2004, and a $9 increase in the average rental rate for the quarter ended March 31, 2005 from $249 to $258.  Average fleet utilization of approximately 80% for the quarter ended March 31, 2005 was up approximately 1.6% from the same period of the prior year.  New sales revenue increased primarily as a result of sales of workforce housing units in Canada during the quarter as well as increased modular sales activity described above. The 34.9% increase in sales of rental equipment for the quarter ended March 31, 2005 as compared to the same period of 2004 was due primarily to sales of rental units in Canada.  The increase in other revenue for the quarter ended March 31, 2005 as compared to the same period of 2004 was driven by various ancillary items, including steps, furniture, insurance waivers, and ramps.

Gross profit for the quarter ended March 31, 2005 was $49.8 million, a $6.0 million or 13.6% increase from the same period of 2004.  This increase in gross profit was primarily driven by the increased delivery and installation revenues and leasing revenues described above. Gross margin percentage related to delivery and installation increased 2.0% primarily resulting from higher margins related to projects discussed above. Leasing gross profit margin percentage for the quarter ended March 31, 2005 improved 0.7% over the same period of 2004 as a result of the increased leasing revenue described above, partially offset by increased refurbishment and maintenance costs. Gross margin percentage related to new sales decreased 2.8% as compared to the same period of 2004 primarily due to overall competitive pricing pressures and lower margins on certain modular sales projects. Gross profit margin from sales of rental equipment increased slightly by $0.2 million primarily due to the increased revenues discussed above, substantially offset by lower margin sales experienced during the quarter ended March 31, 2005 resulting from changes in the mix of rental units sold as compared to the same period of 2004.

Selling, general and administrative expenses for the quarter ended March 31, 2005 increased approximately $2.2 million or 10.5% to approximately $23.0 million from $20.8 million in the same period of 2004.  This increase is primarily associated with increased employee-related costs, marketing, occupancy and professional fees primarily to support growth of the Company’s revenues and gross profit discussed above.

Interest expense for the quarter ended March 31, 2005 increased by approximately $1.6 million or 7.1% to $24.2 million from $22.6 million in the same period of 2004 due primarily to a $51.4 million or 19.3% increase in average credit facility debt and an approximately 1.1% increase in the effective interest rate over the same period of 2004.

For the quarter ended March 31, 2005 and 2004, income tax benefit was $0.5 million and $1.1 million, respectively. Our effective tax rate for the quarters ended March 31, 2005 and 2004 was approximately 38%.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2005, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.

Liquidity and Capital Resources

During the three months ended March 31, 2005, our principal source of funds consisted of cash flow from operating activities of $14.8 million.  These funds were largely generated by the rental of units from our lease fleet and sales of new modular space units. During the three months ended March 31, 2004, cash flow from operating activities was $20.9 million.  The $6.1 million decrease in cash flow from operating activities was primarily the result of decreased payables and other accrued expenses, partially offset by increased receivable collections and revenue growth for the quarter ended March 31, 2005 in comparison with the same period of 2004. The decrease in accounts payable and other accrued expenses resulted primarily from the timing of related payments.  Collections associated with large modular sales projects, as well as increased leasing gross profit, positively impacted cash flow from operating activities during the quarter ended March 31, 2005.  See Results of Operations above for additional discussion of leasing gross profit.

Cash used in investing activities was $21.3 million and $52.2 million for the three months ended March 31, 2005 and 2004, respectively.  In February 2005, we acquired Mobile Space, Inc., a Chicago-based company, for $4.8 million while in March 2004, we acquired nearly 3,800 modular classrooms located in the state of California for approximately $43.5 million.  See Note 3 to the Consolidated Financial Statements for further discussion of the Mobile Space, Inc. acquisition and Note 4 for further discussion of the California fleet purchase.  In addition to acquisitions, our primary capital expenditures are for the discretionary purchase of new units for our lease fleet. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.

Net cash provided by financing activities of $7.9 million for the three month period ended March 31, 2005 consisted of additional net borrowings under our revolving credit facility, which were used to fund the Mobile Space Inc. acquisition and supplement cash flow from operating activities in the funding of capital expenditures for the three months ended March 31, 2005.  Net cash provided by financing activities of $32.0 million for the three month period ended March 31, 2004 consisted of $32.0 million in additional borrowings under our revolving credit facility, which were used to supplement cash flow from operating activities in the funding of capital expenditures for the quarter, as well as the $43.5 million California fleet purchase discussed in Note 4.

Our total credit facility (including the term loan and revolver commitment) was $505.8 million at March 31, 2005.  Borrowing base (collateral) availability calculated in accordance with the credit agreement under this facility was $178.6 million at March 31, 2005.  Consolidated Leverage Ratio (as defined in the Credit Agreement) covenant restrictions further limited our borrowing availability at March 31, 2005 to $79.6 million In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. We believe we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.  Our credit facility matures December 2006 and our 9.875% senior notes and 10.0% senior secured notes mature in 2007 and 2008, respectively.  It is expected that we will refinance outstanding obligations under these agreements prior to their maturities.  Until such time, we expect that funds from operations will be sufficient to satisfy debt service requirements related to these obligations.

On April 15, 2005, the Company, Scotsman, the Lenders party to the Credit Agreement, dated as of March 26, 2002 (as amended, restated, modified and/or supplemented through April 14, 2005) and Deutsche Bank Trust Company Americas, as Administrative Agent under the Credit Agreement, entered into a Fifth Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the amount of Scotsman’s indebtedness which may be evidenced by guarantees, performance bonds and surety bonds has been increased to $100 million from $50 million.  The Amendment also provides that the book value of assets securing obligations under such performance and surety bonds cannot exceed $75 million outstanding at any time.  In addition, the Amendment increases the letter of credit subfacility available to Scotsman from $20 million to $40 million.

Our credit agreement contains restrictions on the amount of dividends that Scotsman can pay to Holdings and requires compliance with certain financial covenants including capital expenditures, an interest coverage ratio, a leverage ratio and fleet utilization levels.  The failure to maintain the required ratios would result in us not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in a default under the credit agreement.  For the three months ended March 31, 2005, our actual consolidated leverage ratio was 6.26:1 as compared to the maximum covenant requirement of 6.75:1 and our actual consolidated interest coverage ratio was 1.86:1 as compared to the minimum covenant requirement of 1.70:1. The consolidated interest coverage ratio was calculated by dividing Consolidated EBITDA (as defined in our credit agreement) of approximately $161.6 million for the twelve month period ended March 31, 2005 by cash interest expense of approximately $87.0 million as defined in the credit agreement.  The consolidated leverage ratio was calculated by dividing the March 31, 2005 consolidated debt balance of approximately $1,017.4 million by Consolidated EBITDA for the twelve month period ended March 31, 2005.  For consolidated leverage ratio calculation purposes Consolidated EBITDA for the twelve months ended March 31, 2005 was approximately $162.5 million, which in accordance with our credit agreement, was adjusted to include approximately $.9 million, relating to entities we acquired during the calculation period.   We are currently in compliance with all financial covenants.

Consolidated EBITDA as defined in our credit agreement represents the trailing 12 months consolidated Holdings net income plus consolidated interest, taxes, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets and any other non-cash items.  It is used in determining our compliance with the financial ratios required by our agreement. Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company’s profitability or liquidity.

Although not required by our credit agreement, if Holdings’ cash flow from operating activities for the twelve months ended March 31, 2005, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, our leverage ratio and interest coverage ratio would have been 20.05:1 and .58:1, respectively.

The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, for the twelve months ended March 31, 2005 to cash flow from operating activities, the most directly comparable GAAP measure (in thousands).

Twelve Months Ended March 31, 2005
Consolidated EBITDA	$162,521
Increase in receivables, net	(12,940)
Increase in accounts payable and accrued expenses	5,250

Interest paid	(87,527)
Increase in other assets	(8,054)
Increase in other liabilities	2,473
Gain on sale of rental equipment (including realized gain from hurricanes)	(10,070)
Pro forma EBITDA impact of acquisitions	(917)

Cash flow from operating activities	$50,736

Other Data:
Cash flow used in investing activities	$(71,984)
Cash flow provided by financing activities	$22,074

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2004.  Our exposures to market risk have not changed materially since December 31, 2004.

Item 4.            Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a – 15(e) and 15d – 15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 29, 2005, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of $250 million of our common stock. We intend to use the proceeds of the offering to repay a portion of our existing indebtedness.  The timing and completion of the offering are subject to market conditions and other contingencies.

Item 6.             Exhibits

(a)	Exhibits.

(10.1)

Form of Option Extension Amendment under the 1994 Scotsman Holdings, Inc. Employee Stock Option Plan, dated March 25, 2005, between the Company and Gerard E. Holthaus, Joseph F. Donegan, William C. Lebuhn, and John B. Ross as Named Executive Officers and certain other employees.

(10.2)

Fifth Amendment to the Credit Agreement dated as of April 15, 2005, among Scotsman Holdings, Inc., Williams Scotsman, Inc., the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 99.1 of Scotsman Holdings, Inc.’s current report on Form 8-K dated April 15, 2005).

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

SCOTSMAN HOLDINGS, INC.

	By:	/s/ Robert C. Singer
Robert C. Singer
Executive Vice President and Chief Financial Officer

Dated: May 13, 2005