Form 10-Q
period 2005-09-30
WILLIAMS SCOTSMAN INTERNATIONAL INC
filed 2005-11-14
CIK 923144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number:  000-51521

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	52-1862719
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8211 Town Center Drive
Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 14, 2005, 39,119,052 shares of common stock (“Common Stock”) of the Registrant were outstanding.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

INDEX

FORM 10-Q

SAFE HARBOR STATEMENT – CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the quarter ended September 30, 2005 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following:  substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Cash	$1,410	$939
Trade accounts receivable, net of allowance for doubtful accounts of $716 in 2005 and $606 in 2004	93,762	76,579
Prepaid expenses and other current assets	49,113	38,330
Rental equipment, net of accumulated depreciation of $273,353 in 2005 and $253,892 in 2004	935,243	880,723
Property and equipment, net of accumulated depreciation of $59,134 in 2005 and $53,935 in 2004	80,891	79,951
Deferred financing costs, net	17,822	16,667
Goodwill	170,810	170,423
Other intangible assets	2,912	2,894
Other assets	20,796	18,105
	$1,372,759	$1,284,611

Liabilities and stockholders’ equity

Accounts payable	$74,959	$42,225
Accrued expenses	29,036	27,622
Accrued interest	3,563	12,341
Rents billed in advance	23,701	21,375
Revolving credit facility	371,003	102,130
Long-term debt, net	505,332	907,356
Deferred income taxes	136,238	150,415
Total liabilities	1,143,832	1,263,464
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 51,316,900 as of September 30, 2005 and 36,156,668 shares as of December 31, 2004	513	362
Additional paid-in capital	463,935	240,474
Cumulative foreign currency translation adjustment	16,419	14,079
Retained earnings	43,998	62,170
	524,865	317,085
Less treasury stock - 12,597,848 common shares in 2005 and 2004, at cost	(295,938)	(295,938)

Total stockholders’ equity	228,927	21,147

	$1,372,759	$1,284,611

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended September 30, 2005 and 2004

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Revenues
Leasing	$62,556	$57,110	$181,636	$164,775
Sales:
New units	36,921	24,107	83,458	67,913
Rental equipment	10,260	9,737	25,825	20,747
Delivery and installation	41,756	36,407	101,355	85,653
Other	11,983	10,745	32,318	30,163
Total revenues	163,476	138,106	424,592	369,251

Costs of sales and services
Leasing:
Depreciation and amortization	13,068	12,136	38,435	35,904
Other direct leasing costs	17,533	13,979	44,501	37,994
Sales:
New units	30,571	20,915	69,115	57,791
Rental equipment	7,898	7,716	20,069	16,514
Delivery and installation	34,699	31,386	86,245	74,272
Other	4,150	2,632	8,713	7,469
Total costs of sales and services	107,919	88,764	267,078	229,944

Gross profit	55,557	49,342	157,514	139,307

Selling, general and administrative expenses	25,063	20,632	70,796	61,556
Other depreciation and amortization	4,241	3,855	12,183	10,949
Operating income	26,253	24,855	74,535	66,802

Interest, including amortization of deferred financing costs	24,496	23,305	73,755	68,750
Loss on early extinguishment of debt	25,496	—	30,678	—

(Loss) income before income taxes	(23,739)	1,550	(29,898)	(1,948)
Income tax (benefit) expense	(9,071)	592	(11,726)	(736)
Net (loss) income	$(14,668)	$958	$(18,172)	$(1,212)

(Loss) earnings per common share – basic	$(0.59)	$0.04	$(0.76)	$(0.05)
(Loss) earnings per common share – diluted	$(0.59)	$0.04	$(0.76)	$(0.05)

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(18,172)	$(1,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,328	51,993
Loss on early extinguishment of debt	30,678	—
Bond discount amortization	268	268
Provision for bad debts	2,171	2,105
Deferred income tax benefit	(11,882)	(951)
Non-cash stock option compensation expense	3,120	529
Gain on insurance recovery	(662)	—
Gain on sale of rental equipment	(5,756)	(4,233)
Loss (gain) on sale of fixed assets	19	(9)
Increase in trade accounts receivable	(18,824)	(26,482)
Increase in accounts payable and accrued expenses	24,441	31,513
Other	(18,009)	(13,972)
Net cash provided by operating activities	42,720	39,549

Cash flows from investing activities
Rental equipment additions	(107,063)	(49,143)
Proceeds from sales of rental equipment	25,825	20,747
Purchases of property and equipment, net	(8,836)	(5,241)
Proceeds from insurance recovery	3,616	—
Acquisition of businesses, net of cash acquired	(4,630)	(3,908)
Fleet acquisitions	—	(43,572)
Net cash used in investing activities	(91,088)	(81,117)

Cash flows from financing activities
Proceeds from debt	1,311,208	404,064
Repayment of debt	(1,445,190)	(361,105)
Proceeds from initial public offering of common stock	217,251	—
Proceeds from exercise of stock options	945	—
Tender offer premium	(16,937)	—
Increase in deferred financing costs	(18,285)	(740)
Net cash provided by financing activities	48,992	42,219

Net effect of change in exchange rates	(153)	(476)

Net increase in cash	471	175

Cash at beginning of period	939	387
Cash at end of period	$1,410	$562
Supplemental cash flow information:
Cash paid for income taxes	$411	$578
Cash paid for interest	$77,553	$54,071

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except share and per share amounts)

(1)                                 ORGANIZATION AND BASIS OF PRESENTATION

Williams Scotsman International, Inc., formerly known as Scotsman Holdings, Inc. (“Holdings” or when including Williams Scotsman, Inc., the “Company”) was organized in November 1993 for the purpose of acquiring Williams Scotsman, Inc. (“Scotsman”).  Holdings conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman.  Therefore, any cash dividends to be paid on Holdings’ common stock, or cash interest to be paid on the debt of the Company are dependent upon the cash flow of Scotsman.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, and certain parts of Mexico.

(2)                                 FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2005, the consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.  The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

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

Effective September 12, 2005, the Company amended its certificate of incorporation to authorize the issuance of 200 million shares of common stock and 20 million shares of preferred stock, $0.01 par value per share.  The Board of Directors also approved a 3.803 for 1 stock split.  All share and per share amounts have been retroactively restated in the accompanying financial statements to reflect the stock split.

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

(5)                                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

	September 30, 2005	December 31, 2004

Borrowings under revolving credit facility	$371,003	$102,130
Term loan	150,000	206,307

8.5% senior notes	350,000	—
9.875% senior notes, net of unamortized discount of $833 in 2004	—	549,167
10.0% senior secured notes	1,800	150,000
Capital lease obligations	3,532	1,882
	$876,335	$1,009,486

On June 28, 2005, the Company entered into an amended and restated credit facility, the net proceeds of which were used to refinance the then existing credit agreement.  The amended and restated credit facility provides for a $500,000 revolving credit facility and a $150,000 term loan, both maturing on June 28, 2010.  Interest on borrowings under the revolver and term loan is payable at a rate of either prime plus 1% or the Eurodollar rate plus 2.5%.  The interest rate margin is subject to pricing adjustments after October 1, 2005 based on excess availability and a ratio defined in the credit agreement.   In connection with the refinancing, approximately $5,200 of deferred financing costs related to the prior credit facility were expensed immediately for the nine months ended September 30, 2005 and included in loss on early extinguishment of debt.

Borrowings under the amended and restated credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in the Company’s rental equipment, accounts receivable, property and equipment, and other assets. The amended and restated credit agreement contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman can pay to Holdings. In addition, if the Company does not meet certain excess availability requirements, it will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  As of September 30, 2005, the Company met the excess availability requirements and did not have to comply with the financial covenants.  Excess availability calculated in accordance with the credit agreement under this facility was approximately $111,800 at September 30, 2005.

On September 29, 2005, Scotsman issued $350,000 of 8.5% Senior Notes due 2015.  The Company used the net proceeds of approximately $340,900 received from this offering together with the proceeds from the Company’s initial public offering and the borrowings under the amended and restated credit facility to repurchase or redeem the 9.875% Notes due 2007 (9.875% Notes) and repurchase $148,200 of the 10.0% Notes due 2008 (10.0% Notes).  The repurchase or redemption of the 9.875% and 10.0% Notes (together, the Notes) was conducted through a tender offer and consent solicitation whereby the Company offered to purchase all outstanding 10.0% Notes at a cash price of 109.522% and all outstanding 9.875% Notes at a cash purchase price of 100.5% plus accrued and unpaid interest.  On September 29, 2005, in connection with the tender offer of the Notes, the Company purchased approximately $148,200 of the 10% Notes and approximately $521,000 of the 9.875% Notes and legally defeased all remaining outstanding 9.875% Notes, which were redeemed on October 31, 2005.  In connection with the debt extinguishment, approximately $25,500 in deferred financing fees and premium costs related to the tender offer and the extinguished debt were expensed immediately for the three and nine months ended September 30, 2005 and included in loss on early extinguishment of debt.

The 8.5% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Holdings and certain subsidiaries of Scotsman.  Willscot Equipment, LLC (“Willscot”), a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the 8.5% Senior Notes on a subordinated basis.  None of the foreign subsidiaries of Holdings (other than its Canadian subsidiary) will guarantee the notes.  The 8.5% Senior Notes are due on October 1, 2015, with interest paid semi-annually on April 1 and October 1 of each year.  On October 1, 2010, the 8.5% Senior Notes will become redeemable at the option of the Company, at a redemption price of 104.25% during the 12 month period beginning October 1, 2010 declining to 100.0% during the 12 month period beginning October 1, 2013 and thereafter.

(6)                                 STOCKHOLDERS’ EQUITY

Changes in the Company’s stockholders’ equity during the period December 31, 2004 through September 30, 2005 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2004	$362	$240,474	$62,170	$14,079	$(295,938)	$21,147
Option exercises for purchase of 454,365 shares of common stock including income tax benefit of $2,296	4	3,237	—	—	—	3,241
Issuance of 14,705,882 shares of common stock (less direct costs of $18,043)	147	217,104	—	—	—	217,251
Non-cash stock option compensation expense	—	3,120	—	—	—	3,120

Comprehensive loss:
Net income for the nine months ended September 30, 2005	—	—	(18,172)	—	—	(18,172)
Foreign currency translation adjustment	—	—	—	2,340	—	2,340
Total comprehensive loss	—	—	(18,172)	2,340	—	(15,832)
	$513	$463,935	$43,998	$16,419	$(295,938)	$228,927

On September 23, 2005, the Company completed an initial public offering of 14,705,882 shares of common stock for approximately $217,300  (net of underwriting fees and other offering expenses of approximately $18,000).  In addition, in connection with the initial public offering, 454,365 stock options were exercised by management of the Company and sold, resulting in additional net proceeds to the Company of $945.  In addition, the Company recorded a tax benefit of approximately $2,300 related to the exercise of the stock options as additional paid-in capital.  Proceeds of the initial public offering were used to reduce debt.

(7)                                 COMPREHENSIVE INCOME (LOSS)

A summary of the components of comprehensive (loss) income for the three and nine month periods ended September 30, 2005 and 2004 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(14,668)	$958	$(18,172)	$(1,212)
Change in currency translation	5,261	3,724	2,340	1,158

Comprehensive (loss) income	$(9,407)	$4,682	$(15,832)	$(54)

(8)                                 EARNINGS AND DIVIDENDS PER SHARE

Earnings per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods.  The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Weighted-average shares – basic earnings per share	24,877,087	23,558,820	24,003,061	23,558,820

Effect of employee stock options	—	1,260,044	—	—

Weighted-average shares – diluted earnings per share	24,877,087	24,818,864	24,003,061	23,558,820

Common stock equivalents of 1,270,056, 1,233,417 and 1,260,044 were excluded from the weighted average shares-diluted for the quarter ended September 30, 2005 and the nine month periods ended September 30, 2005 and 2004 due to their anti-dilutive nature.

(9)                          HURRICANE IMPACT

As a result of the recent hurricanes experienced in the southern region of the U.S., the Company believes that certain of its assets were damaged or destroyed.  The Company believes its losses are primarily related to units on rent, for which rental customers have elected the Company’s insurance waiver program, and damages to other company assets.  The Company self-insures units under the waiver program. An evaluation of the damages caused by these storms is currently underway; however, based on the Company’s current assessment of the probable loss, the Company recorded a charge of approximately $1,700 in September 2005.  In addition, during the third quarter of 2005, the Company reduced the amount of losses accrued for damage to rental units from 2004 hurricanes by approximately $700 as a result of a final settlement with insurers.

(10)                          CONTINGENCIES

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

In May 2002, the Company brought an action against a customer to recover approximately $200 owed to the Company on a modular building project.  In December 2002, this customer counterclaimed against the Company and filed claims against various subcontractors and suppliers to the project alleging breach of various warranties and negligence among other things. The customer has asserted that it is seeking to recover its direct losses related to this approximately $2,600 project as well as other damages.  The Company believes that it is reasonably possible that the customer will be awarded some damages from the dispute; however, the amount of such damages cannot be determined at this time.  To the extent that the Company is ultimately liable to the customer, the Company believes it has adequate insurance coverage to apply to its portion of the claim. The Company, with its insurance carriers, continues to vigorously defend itself in this matter.

In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage. As of September 30, 2005, the Company expects to be reimbursed for damages totaling approximately $1,600. These costs are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim. The Company is pursuing these claims vigorously and believes that recovery of these amounts is probable and will be received in the next 12 months.

(11)                          SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On September 29, 2005, Scotsman issued $350,000 of 8.5% Senior Notes due 2015. The 8.5% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Holding and Scotsman’s 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the 8.5% senior notes on a subordinated basis. These 100% owned subsidiaries (Guarantor Subsidiaries), act as joint and several guarantors of the Senior Notes.

The following presents condensed consolidating financial information for the Company, Scotsman and the Guarantor Subsidiaries. Space Master International, Inc., Evergreen Mobile Company and Truck & Trailer Sales, Inc. do not have any assets or operations.

	As of September 30, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Rental equipment, at cost	$—	$374,318	$834,278	$—	$1,208,596
Less accumulated depreciation	—	83,580	189,773	—	273,353
Net rental equipment	—	290,738	644,505	—	935,243

Property and equipment, net	—	78,024	2,867	—	80,891
Investment in subsidiaries	191,877	597,281	—	(789,158)	—
Other assets	88	393,384	(36,847)	—	356,625
Total assets	$191,965	$1,359,427	$610,525	$(789,158)	$1,372,759

Liabilities:
Accounts payable and accrued expenses	$—	$96,783	$10,775	$—	$107,558
Debt	—	876,335	—	—	876,335
Other liabilities	(5,555)	163,025	2,469	—	159,939
Total liabilities	(5,555)	1,136,143	13,244	—	1,143,832

Equity	197,520	223,284	597,281	(789,158)	228,927
Total liabilities and stockholders’ equity	$191,965	$1,359,427	$610,525	$(789,158)	$1,372,759

	As of December 31, 2004
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Rental equipment, at cost	$—	$359,175	$775,440	$—	$1,134,615
Less accumulated depreciation	—	78,076	175,816	—	253,892
Net rental equipment	—	281,099	599,624	—	880,723

Property and equipment, net	—	77,619	2,332	—	79,951
Investment in subsidiaries	(8,042)	522,483	—	(514,441)	—
Other assets	5	352,366	15,368	(43,802)	323,937
Total assets	$(8,037)	$1,233,567	$617,324	$(558,243)	$1,284,611

Liabilities:
Accounts payable and accrued expenses	2	$76,433	$5,754	$(1)	$82,188
Debt	—	1,009,486	—	—	1,009,486
Other liabilities	(5,536)	164,827	56,300	(43,801)	171,790
Total liabilities	(5,534)	1,250,746	62,054	(43,802)	1,263,464

Equity	(2,503)	(17,179)	555,270	(514,441)	21,147
Total liabilities and stockholders’ equity	$(8,037)	$1,233,567	$617,324	$(558,243)	$1,284,611

	For the Nine Months Ended September 30, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$395,000	$83,846	$(54,254)	$424,592

Gross profit	—	144,262	48,700	(35,448)	157,514

Other expenses	18,172	170,641	40,463	(53,590)	175,686

Net (loss) income	$(18,172)	$(26,379)	$8,237	$18,142	$(18,172)

	For the Nine Months Ended September 30, 2004
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$349,462	$71,874	$(52,085)	$369,251

Gross profit	—	130,796	42,579	(34,068)	139,307

Other expenses	1,212	136,387	38,162	(35,242)	140,519

Net (loss) income	$(1,212)	$(5,591)	$4,417	$1,174	$(1,212)

	For the Nine Months Ended September 30, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$(50)	$15,635	$27,135	$—	$42,720

Cash used in investing activities	—	(54,424)	(36,664)	—	(91,088)

Cash provided by financing activities	134	48,858	—	—	48,992
Effect of change in translation rates	—	(9,533)	9,380	—	(153)
Net change in cash	84	536	(149)	—	471
Cash at beginning of period	4	828	107	—	939

Cash at end of period	$88	$1,364	$(42)	$—	$1,410

	For the Nine Months Ended September 30, 2004
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$(53)	$11,638	$27,964	$—	$39,549

Cash used in investing activities	—	(52,622)	(28,495)	—	(81,117)

Cash provided by financing activities	70	42,149	—	—	42,219
Effect of change in translation rates	—	(1,007)	531		(476)
Net change in cash	17	158	—	—	175
Cash at beginning of period	—	386	1	—	387

Cash at end of period	$17	$544	$1	$—	$562

(12)                          SUBSEQUENT EVENTS

In connection with the Company’s recent initial public offering, on October 18, 2005, the Company received approximately $6,000 related to the exercise of over-allotment options by its underwriters to purchase 400,000 shares of the Company’s common stock.  The proceeds were used to reduce borrowings under the revolving credit facility.   On October 31, 2005, all remaining 9.875% Notes were redeemed.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report.  The terms “Company,” “we,” “our,” and “us” refer to Williams Scotsman International, Inc. (Holdings) and its subsidiaries.  “Scotsman” refers to Williams Scotsman, Inc. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2004 under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report.  See the Safe Harbor Statement at the beginning of this report.

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

Contingencies.  We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent based on current operations and historical experience. The majority of these coverages have large deductible programs, which allow for potential improved cash flow benefits based on our loss control efforts. Our current per incident deductibles are $125,000 for employee group health insurance and $500,000 each for worker’s compensation, auto, and general liability. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims review by our staff and our insurance companies, and, periodically, the accrual is reviewed and adjusted based on our loss experience. Our loss experience is based largely on our estimates of known and anticipated claims based on historical claims experience from our operations. These estimates incorporate the information we obtain from insurers and data analysis of trends in our pending and settled claims. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued. As of September 30, 2005, we had approximately $7.8 million of liabilities recorded related to insurance. Amounts accrued have not varied significantly from period to period or from actual experience.

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

Goodwill Impairment.  At September 30, 2005, we had approximately $170.8 million of goodwill, which principally relates to businesses we acquired prior to 1999. Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. We do not amortize goodwill, but rather review our carrying value for impairment annually on October 1, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. Our geographically based operating segments are the reporting units for purposes of our impairment test. We compare the fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of each reporting unit by utilizing published market EBITDA multiples of similar publicly traded companies. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.  We believe that goodwill is not impaired.  Future changes in strategy and /or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.  Historically, we have acquired businesses without significant identifiable intangible assets, and accordingly, the most significant intangible asset recorded in our business combinations has been goodwill. As of September 30, 2005, the carrying value of our other intangible assets was $2.9 million, or approximately 0.2% of total assets.

Income Taxes.  We are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. As of December 31, 2004, our deferred tax assets were $121.1 million, net of a valuation allowance of $5.2 million, and our deferred tax liabilities were $271.5 million. Our deferred tax assets consist primarily of future tax benefits associated with our net operating loss (“NOL”) carryovers. We have recorded a valuation allowance of $5.2 million based on the pending expiration in the next few years of NOL carryovers that we estimate we will not be able to fully use. These NOL carryovers for income tax purposes have been largely created by originating deductible temporary differences in depreciation expense of our lease fleet. We expect that our taxable income in future periods will increase as these differences reverse, allowing us to utilize substantially all of our NOL carryovers. If our operating results were to deteriorate and our future taxable income was insufficient to utilize these NOL carryovers before they expire, we would be required to increase the valuation allowance that we have recorded for our deferred tax assets.

Overview of Financial Results

Revenues for the nine months ended September 30, 2005 were $424.6 million, which represents a 15% increase from $369.3 million in the comparable period of 2004. Gross profit was $157.5 million and $139.3 million for the nine months ended September 30, 2005 and 2004, respectively.  Net loss for the nine months ended September 30, 2005 was $18.2 million, an increase of $17.0 million from $1.2 million in the comparable period of 2004. For the nine months ended September 30, 2005, the Company recorded a loss on the early extinguishment of debt of $30.7 million.  Cash flow from operating activities was $42.7 million for the nine months ended September 30, 2005, an increase of approximately $3.2 million in the comparable period of 2004.

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

On September 23, 2005, the Company completed an initial public offering of 14,705,882 shares of common stock for $217.3 million (net of underwriting fees and other offering expenses of approximately $18.0 million).  In addition, in connection with the initial public offering, 454,365 stock options were exercised by management of the Company and sold in connection with the initial public offering resulting in additional net proceeds to the Company of approximately $0.9 million.  Proceeds of the initial public offering were used to reduce debt.  On June 28, 2005, the Company entered into an Amended and Restated Credit Agreement.  Also, on September 29, 2005, the Company issued $350.0 million of 8.5% Senior Notes due 2015.  The Company used the net proceeds of $340.9 million received from this offering together with the proceeds from the Company’s initial public offering and the borrowings under the amended and restated credit facility to repurchase or redeem the 9.875% Notes and repurchase $148.2 million of the 10.0% Notes.  In connection with this refinancing, $30.7 million in deferred financing fees and premium costs related to the tender offer and the extinguished debt were expensed immediately and included in loss on early extinguishment of debt.

As a result of the recent hurricanes experienced in the southern region of the U.S., the Company believes that certain of its assets were damaged or destroyed.  The Company believes its losses are primarily related to units on rent for which rental customers have elected the Company’s insurance waiver program, and damages to other company assets.  The Company self-insures units under the waiver program.  An evaluation of the damages caused by these storms is currently underway; however, based on the Company’s current assessment of the probable loss, the Company recorded a charge of approximately $1.7 million in September 2005.  In addition, during the third quarter of 2005, the Company reduced the amount of losses accrued for damage to rental units from 2004 hurricanes by $0.7 million as a result of a final settlement with insurers.

Results of Operations

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004.

Revenues in the quarter ended September 30, 2005 were $163.5 million; a $25.4 million or 18.4% increase from revenues of $138.1 million in the comparable period of 2004.  The increase resulted from a $12.8 million or 53.2% increase in sales of new units from the same period in 2004, a $5.4 million or 9.5% increase in leasing revenue, a $5.3 million or 14.7% increase in delivery and installation revenues, a $1.2 million or 11.5% increase in other revenue and a $0.5 million or 5.4% increase in sales of rental equipment. The 53.2% increase in sales of new units is primarily attributable to sales in the western region of the country, including strong education business. The 9.5% increase in leasing revenue for the quarter ended September 30, 2005, as compared to the same period of 2004, resulted from an average increase of approximately 3,400 units on rent and an increase in the average rental rate for the quarter ended September 30, 2005 from $250 to $264. The increase in units on rent is attributable to continued strength in the Florida classroom and Canadian oil and gas sectors, the contribution from fleet acquisitions since last year, increased demand for our portable storage product, and hurricane related activity.  The increase in the average rental rate was primarily a result of rental rate increases implemented during 2004 and 2005 as well as positive changes in the mix of units on rent for the comparable periods. Average fleet utilization of approximately 82% for the quarter ended September 30, 2005 was up approximately 1.5 percentage points from the same period of the prior year. The increase in delivery and installation revenue is largely due to increased units on rent for the quarter ended September 30, 2005 as compared to the same period of 2004 as well as the increase in sales of new units discussed above. The increase in other revenue of 11.5% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.  The increase in sales of rental units of 5.4% was primarily due to sales of rental units in the Mid-Atlantic and Pacific Northwest regions of the country.

Gross profit for the quarter ended September 30, 2005 was $55.6 million; a $6.2 million or 12.6% increase from the third quarter of 2004.  New unit sales gross margin increased $3.2 or 98.9% primarily due to the increases in sales described above.  Gross profit margin percentage related to new unit sales increased 4.0% primarily due to lower margins on certain modular building activities in the northeast region of the country during the quarter ended September 30, 2004.  Delivery and installation gross margin increased $2.0 million for the three months ended September 30, 2005 while the gross profit margin percentage increased 3.1% primarily related to increases in new sales and leasing revenue described above.  While leasing gross profit margin increased $1.0 million or 3.1% from the same period in 2004, leasing gross profit margin percentage decreased approximately 3.2% from the prior year period as a result of the increased leasing revenues described above primarily offset by a 25.4% increase in direct leasing costs related to refurbishment and maintenance costs incurred to place units on rent.  Gross profit margin from sales of rental units increased $0.3 million or 16.9% and gross profit margin percentage from sales of rental units increased by 2.3% primarily as a result of the increased revenues discussed above and the change in mix of rental units sold as compared to the same period of 2004.  Gross profit margin from other revenues decreased $0.3 million and gross profit margin percentage from other revenues decreased 10.1% from the prior period, primarily as a result of the recording of a $1.7 million charge related to the Company’s estimate of losses related to the impact of the recent hurricanes offset by final settlement of hurricane Charley insurance proceeds of approximately $0.7 million.

Selling, general and administrative expenses for the three month period ended September 30, 2005 increased by approximately $4.4 million or 21.5% to $25.1 million from $20.6 million in the same period of 2004.  During September 2005, the Company recorded approximately $2.4 million of additional stock compensation expense related to the acceleration of options vesting as a result of the Company’s initial public offering.  Excluding stock compensation, selling, general and administrative expenses increased $1.9 million or 9.4%. This increase is primarily associated with increased employee, facility and marketing related costs primarily to support growth of the Company’s revenues discussed above offset by favorable insurance experience included in selling, general and administrative expenses.

Interest expense increased by 5.1% to $24.5 million in the third quarter of 2005 from $23.3 million in the same period in 2004.  This increase is primarily a result of the Company’s average credit facility debt increasing $42.0 million or 13.3% while the Company’s effective interest rate on our total debt increased approximately 38 basis points over the same period of 2004.  During the third quarter of 2005, the Company also recorded a loss on the early extinguishment of debt of $25.5 million resulting from the write-off of deferred financing costs of $7.3 million and prepayment costs, premiums and unamortized discounts of $18.2 million associated with the repurchase or redemption of the Company’s 9.875% and 10% Notes.   We expect that interest expense will decline as a result of the refinancing transactions.

For the quarter ended September 30, 2005 and 2004, income tax benefit (expense) was $9.1 million and ($0.6) million respectively.  Our effective tax rate for the quarters ended September 30, 2005 and 2004 was 38.2% and 38.1%, respectively.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004.

Revenues in the nine months ended September 30, 2005 were $424.6 million; a $55.3 million or 15.0% increase from revenues of $369.3 million in the same period of 2004.  The increase resulted from a $16.9 million or 10.2% increase in leasing revenue, a $15.7 million or 18.3% increase in delivery and installation revenues, a $15.5 million or 22.9% increase in sales of new units, a $5.1 million or 24.5% increase in sales of rental equipment, and a $2.2 million or 7.1% increase in other revenue, from the same period in 2004.  The 10.2% increase in leasing revenue for the nine months ended September 30, 2005, as compared to the same period of 2004, resulted from an average increase of approximately 4,000 units on rent and a $11 increase in the average rental rate for the nine months ended September 30, 2005 from $249 to $260.  The increase in units on rent is attributable to continued strength in the Florida classroom and Canadian oil and gas sectors, the contribution from fleet acquisitions since last year, increased demand for our portable storage product, and hurricane related activity.  The $11 increase in the average rental rate was primarily a result of rental rate increases implemented during 2004 and 2005 as well as positive changes in the mix of units on rent for the comparable periods.  Average fleet utilization of approximately 81% for the nine months ended September 30, 2005 was up approximately 1.3 percentage points from the same period of the prior year. The increase in delivery and installation revenue is largely due to increased units on rent for the nine months ended September 30, 2005 as compared to the same period of 2004 as well as an increase in sales activity during the period primarily in the central southwest and central northwest regions of the country.  The 22.9% increase in sales of new units is primarily attributable to an increase of sales, in particular, in the western region of the country.   The increase in sales of rental units of 24.5% was primarily due to the sale of rental units in the Mid-Atlantic and the Pacific Northwest regions of the country.  The increase in other revenue of 7.1% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.

Gross profit for the nine months ended September 30, 2005 was $157.5 million; an $18.2 million or 13.1% increase from the nine months ended September 30, 2004.  Leasing gross profit margin increased $7.8 million from the same period in 2004 while leasing gross profit margin percentage decreased by approximately 0.8%.  The decrease in gross profit margin percentage was a result of the increased leasing revenues described above primarily offset by a 17.1% increase in direct leasing costs related to refurbishment and maintenance costs incurred to place units on rent. Delivery and installation gross margin increased $3.7 million for the nine months ended September 30, 2005 primarily as a result of increased delivery and installation revenue discussed above. The gross profit margin percentage increased approximately 1.6% which is primarily attributable to the increased margins on related sales of new and rental units during the nine month period ended September 30, 2005 as well as higher margins on certain modular building projects in 2005 as compared to 2004.  Gross profit margin and gross profit margin percentage from sales of rental units increased by $1.5 million and 1.9%, respectively, primarily as a result of the increased revenues discussed above and the change in mix of rental units sold as compared to the same period of 2004.  Gross profit margin from other revenues increased $0.9 million while gross profit margin percentage from other revenues decreased 2.2% from the prior period, primarily as a result of the recording of a $1.7 million charge related to the Company’s estimate of losses related to the impact of recent hurricanes offset by final settlement of hurricane Charley insurance proceeds of approximately $0.7 million.   Gross profit margin and gross profit margin percentage related to new unit sales increased $4.2 million and 2.3%, respectively, primarily due to higher margins on sales in Canada and sales of certain modular building projects during the nine months ended September 30, 2005 as compared to the same period in the prior year.

Selling, general and administrative expenses for the nine month period ended September 30, 2005 increased by approximately $9.2 million or 15.0% to $70.8 million from $61.6 million in the same period of 2004.  During September 2005, the Company recorded approximately $2.4 million of additional stock compensation expense related to the acceleration of options vesting as a result of the Company’s initial public offering.  Excluding stock compensation, selling, general and administrative expenses increased $6.7 million or 10.9%. This increase is primarily associated with increased employee, facility and marketing related costs primarily to support growth of the Company’s revenues discussed above offset by favorable insurance experience for the period included in selling, general and administrative expenses.

Interest expense increased by 7.3% to $73.8 million for the nine months ended September 30, 2005 from $68.8 million in the same period in 2004. This increase is primarily related to the Company’s average credit facility debt increasing $41.3 million or 14.1% while the Company’s effective interest rate on our total debt increased approximately 47 basis points over the same period of 2004.  During the nine months ended September 30, 2005, the Company also recorded a loss on the early extinguishment of debt of $30.7 million resulting from the write-off of deferred financing costs of $12.5 million and prepayment costs, premiums and unamortized discounts of $18.2 million associated with the Company’s refinancing transactions which included entering into an amended and restated credit facility in June of 2005 and the repurchase or redemption of the Company’s 9.875% and 10% Notes during September of 2005.  We expect that interest expense will decline as a result of the refinancing transactions.

For the nine months ended September 30, 2005 and 2004, income tax benefit was $11.7 million and $0.7 million respectively.  Our effective tax rate for the nine months ended September 30, 2005 and 2004 was 39.2% and 37.7%, respectively.

Contractual Obligations and Commercial Commitments

Scotsman entered into an amended and restated credit facility on June 28, 2005.  Scotsman’s amended and restated credit facility will mature in June 2010.  Prior to the amendment and restatement, the credit facility was scheduled to expire in December 2006.  In addition, on September 29, 2005, Scotsman issued $350.0 million of 8.5% Senior Notes due 2015.  The Company used the proceeds received from this offering together with the proceeds from the Company’s initial public offering and the borrowings under the amended and restated credit facility to repurchase or redeem the 9.875% Notes due June 2007 and repurchase $148.2 million of the 10.0% Notes due August 2008.   See Footnote 5, Revolving Credit Facility and Long Term Debt, included in the notes to the consolidated financial statements, as well as Liquidity and Capital Resources below for further discussion of the revolving credit facility and long-term debt.

Liquidity and Capital Resources

During the nine months ended September 30, 2005 and 2004, cash flow from operating activities was $42.7 million and $39.5 million respectively.  The $3.2 million increase in operating cash flows from the prior year is primarily the result of increased profits from the sales of new and rental equipment units, increases in units on rent as well as related delivery and installation revenue.   See Results of Operations above for further discussion of sales and leasing gross profit.

Cash used in investing activities was $91.1 million and $81.1 million for the nine months ended September 30, 2005 and 2004, respectively.  During the nine months ended September 30, 2005, we received $3.6 million of proceeds from the final settlement of prior year hurricane damages.  In February 2005, we acquired Mobile Space, Inc., a Chicago-based company, for $4.8 million while in March 2004, we acquired nearly 3,800 modular classrooms located in the state of California for approximately $43.5 million.   In addition to acquisitions, our primary capital expenditures are for the discretionary purchase of new units for our lease fleet and betterments to the fleet.  Capital expenditures related to our lease fleet increased $52.8 million from the prior period. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.

Net cash provided by financing activities of $49.0 million for the nine month period ended September 30, 2005 consisted primarily of $218 million of net proceeds from the completion of our initial public offering offset by $134 million of net debt repayments and $35.2 million of premium payments and debt issuance costs related to our recent financing transactions as more fully discussed below.  Net cash provided by financing activities of $42.2 million for the nine month period ended September 30, 2004 consisted of additional borrowings under our revolving credit facility, which were used to supplement cash flow from operating activities and fund capital expenditures for the nine month period, as well as the $43.5 million acquisition of California classroom units in March of 2004.

During the three and nine months ended September 30 2005, the Company received approximately $1.0 million and $3.6 million, respectively of cash proceeds related to final settlement of 2004 hurricane damages.  These proceeds were included in cash flow from operating activities in our press release announcing our results of operations for the three and nine months ended September 30, 2005, respectively, which was filed November 1, 2005 as an exhibit to Form 8-K.  Subsequent to the filing of our Form 8-K, the Company determined that these insurance proceeds should have been classified as a cash flow from investing activities. As a result, the Company has reclassified the $3.6 million of insurance proceeds in our unaudited consolidated statement of cash flows for the nine months ended September 30, 2005. This reclassification had no impact on the Company’s consolidated balance sheet or income statement.

On September 23, 2005, the Company completed an initial public offering of 14,705,882 shares of common stock for $217.3 million (net of underwriting fees and other offering expenses of approximately $18.1 million).  In addition, in connection with the initial public offering, 454,365 stock options were exercised by management of the Company and sold, resulting in additional net proceeds to the Company of approximately $945 thousand.  In addition, the Company recorded a tax benefit of $2.3 million related to the exercise of the stock options as additional paid-in capital.  Proceeds of the initial public offering were used to reduce debt.  Also, on October 18, 2005, the Company received approximately $6.0 million related to the exercise of over-allotment options by its underwriters to purchase 400,000 shares of the Company’s common stock.

On September 29, 2005, the Company issued $350.0 million of 8.5% Senior Notes due 2015.  The Company used the net proceeds of $340.9 million received from this offering together with the proceeds from the Company’s initial public offering and the borrowings under the amended and restated credit facility to repurchase or redeem the 9.875% Notes and repurchase $148.2 million of the 10.0% Notes.  The repurchase or redemption of the 9.875% and 10.0% Notes (together, the Notes) was conducted through a tender offer and consent solicitation whereby the Company offered to purchase all outstanding 10.0% Notes at a cash price of 109.522% and all outstanding 9.875% Notes at a cash purchase price of 100.5% plus accrued and unpaid interest.  On September 29, 2005, in connection with the tender offer of the Notes, the Company purchased $148.2 million of the 10% Notes and $521.0 million of the 9.875% Notes and legally defeased all remaining outstanding 9.875% Notes.  Approximately $25.5 million in deferred financing fees and premium costs related to the tender offer of the extinguished debt was expensed immediately and included in loss on early extinguishment of debt.

The 8.5% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Holdings and certain subsidiaries of Scotsman.  Willscot has fully and unconditionally guaranteed the 8.5% Senior Notes on a subordinated basis.  None of the foreign subsidiaries of Holdings or Scotsman (other than its Canadian subsidiary) guarantee the notes.  The 8.5% Senior Notes are due on October 1, 2015, with interest paid semi-annually on April 1 and October 1 of each year.  On October 1, 2010, the 8.5% Senior Notes will become redeemable at the option of the Company, at a redemption price of 104.25% during the 12 month period beginning October 1, 2010 declining to 100.0% during the 12 month period beginning October 1, 2013 and thereafter.

On June 28, 2005, the Company entered into an amended and restated credit agreement the net proceeds of which were used to refinance the existing credit agreement.  The amended and restated credit agreement provides for a $500.0 million revolving credit facility and a $150.0 million term loan, both maturing on June 28, 2010.  Interest on borrowings under the revolver and term loan is payable at a rate of either prime plus 1% or the Eurodollar rate plus 2.5%.  The interest rate margin is subject to pricing adjustments after October 1, 2005 based on excess availability and a ratio defined in the credit agreement.  Approximately $5.2 million in deferred financing costs related to the prior credit facility were expensed immediately for the nine months ended September 30, 2005 and included in loss on early extinguishment of debt.

Borrowings under the amended and restated credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. The amended and restated credit agreement contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  As of September 30, 2005, Williams Scotsman, Inc. met the excess availability requirements and did not have to comply with the financial covenants. Our total credit facility (including the term loan and revolver commitment) was $650 million at September 30, 2005.  Excess availability calculated in accordance with the credit agreement under this facility was $111.8 million at September 30, 2005.

As of September 30, 2005, Scotsman’s leverage ratio was 5.11:1, calculated by dividing total debt by the trailing twelve months Consolidated EBITDA.  Although not required by our credit agreement, if cash flow from operating activities for the twelve months ended September 30, 2005, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, Scotsman’s leverage ratio would have been 14.57:1.  Consolidated EBITDA as defined in Scotsman’s credit agreement represents the trailing 12 months net income plus interest, taxes, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets, charges associated with the Company’s refinancing transactions, and any other non-cash items for Scotsman and its subsidiaries.  Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company’s profitability or liquidity.

The table below reconciles Consolidated EBITDA for Scotsman and its subsidiaries, calculated pursuant to the credit agreement, for the twelve months ended September 30, 2005 to Williams Scotsman, Inc.’s cash flow from operating activities, the most directly comparable GAAP measure (in thousands).

Consolidated EBITDA - trailing 12 months	$171,578
Increase in net accounts receivable	(12,403)
Increase in accounts payable and accrued expenses	29,391
Interest paid	(108,385)
Increase in other assets	(12,223)
Increase in other liabilities	3,886
Gain on sale of equipment	(11,334)
Pro forma EBITDA impact of acquisitions	(374)
Cash flow from operating activities - trailing 12 months	$60,136

Other Data:
Cash flow used in investing activities	$(112,908)
Cash flow provided by financing activities	52,902

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

PART II - OTHER INFORMATION

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

Use of proceeds.  Our Registration Statement on Form S-1 (Commission File No 333-124459) relating to the sale of up to 17,624,712 shares of common stock by us and certain selling shareholders in the initial public offering of common stock of Holdings was declared effective by the Securities and Exchange Commission on September 19, 2005 and the offering of 15,325,837 shares at $16.00 per share was completed by September 23, 2005.  The aggregate price of the offering amount registered was $317,244,816 based on an $18 per share price.  The managing underwriters in the offering were Citigroup, Lehman Brothers and CIBC World Markets. Of the amount sold, 619,955 shares were sold on behalf of selling shareholders and the remainder was sold on our behalf. The net proceeds from the sale of shares of common stock offered by us were $217.3 million after deducting underwriting discounts and commissions and offering expenses.  In addition, we received approximately $6.0 million in connection with the exercise of over-allotment options by the underwriters to purchase 400,000 shares on October 18, 2005.  The aggregate offering price of the amount sold to date by us and certain selling shareholders, including the over-allotment, was approximately $251.6 million.

We used the net proceeds to us from the offering, together with the proceeds from the issuance of 8.5% Notes and borrowings under our Amended and Restated Credit Facility to repurchase or redeem our 9.875% Notes, repurchase our 10.0% Notes, and pay premium costs, accrued interest and transaction fees and expenses. The initial public offering and other refinancing transactions are described in greater detail under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table sets forth estimated sources and uses of funds in connection with the offering of the initial notes and the other Refinancing Transactions as of September 30, 2005:

Amount
(in thousands)
Sources of Funds
Amended and Restated Credit Facility (1)	$516,200
Net proceeds from issuance of 8.5% Notes	340,900
Gross proceeds to us from the Initial Public Offering (2)	235,300
Total sources	$1,092,400

Uses of Funds
Repurchase or redemption of the 9.875% Notes (3)	$550,000
Repurchase of the 10.0% Notes (4)	148,200
Costs associated with initial public offering (5)	18,000
Payment of Amended and Restated Credit Agreement, tender offer fees and transaction expenses (6)	26,800
Prior Credit Facility (1)	349,400
Total uses	$1,092,400

(1)          Includes balance of indebtedness on June 28, 2005 that was refinanced or whose maturity was extended under the Amended and Restated Credit Facility.

(2)          Based upon a price per share of $16 in the initial public offering, an offering of 14,705,882 shares of common stock by Williams Scotsman International.

(3)          94.73% of the 9.875% Notes were tendered and purchased in the tender offer at a purchase price of 100.5% of their principal amount plus accrued and unpaid interest. The rest was legally defeased.

(4)          98.80% of the 10.0% Notes were tendered and purchased in the tender offer at a purchase price of 109.522% of their principal amount plus accrued and unpaid interest. The 10.0% Notes mature on August 15, 2008.

(5)          Including $15.3 million of underwriting commissions, $1.5 million in legal expenses and $1.2 million in other expenses including fees.

(6)          Includes estimated commitment, placement and other transaction fees and legal, accounting and other costs payable in connection with the Refinancing Transactions.

Item 5.                                   Other Information

The Company filed a Form 8-A/12G on September 12, 2005, which became effective on September 19, 2005.  The Company was a voluntary filer prior to the effectiveness of the Form 8-A/12G.

Item 6.                                   Exhibits

(a)	Exhibits.

1.1	Form of Underwriting Agreement. (Incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form S-1 filed on August 18, 2005) (Commission File No. 333-124459)

3.1

Certificate of Amendment of the Certificate of Incorporation of the Company, dated September 12, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 12, 2005) (Commission File No. 033-78954)

3.2

Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 23, 2005) (Commission File No. 000-51521)

3.3	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on September 23, 2005) (Commission File No. 000-51521)

3.4

Amended and Restated Limited Liability Company Agreement of Willscot Equipment, LLC dated as of June 28, 2005. (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

4.1

Form of Specimen Common Stock Certificate of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on July 8, 2005) (Commission File No. 333-124459)

4.2

First Supplemental Indenture, dated as of July 21, 2005, among Williams Scotsman, Inc., the guarantors named therein and U.S. Bank National Association as trustee. (Incorporated by reference to Exhibit 4.3.1of the Company’s Registration Statement on Form S-1 filed on August 18, 2005) (Commission File No. 333-124459)

4.3

Fifth Supplemental Indenture, dated as of July 21, 2005, among Williams Scotsman, Inc., the guarantors named therein and The Bank of New York as trustee. (Incorporated by reference to Exhibit 4.2.5 of the Company’s Registration Statement on Form S-1 filed on August 18, 2005) (Commission File No. 333-124459)

4.4

Indenture, dated as of September 29, 2005, among Williams Scotsman, Inc., Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. as Guarantors, Willscot Equipment, LLC, as Subordinated Guarantor and The Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

4.5

Registration Rights Agreement, dated as of September 29, 2005, among Williams Scotsman, Inc., Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Willscot Equipment, LLC, and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

10.1

Williams Scotsman International, Inc. 2005 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed on September 12, 2005) (Commission File No. 333-124459)

10.2

Amendment No. 1 to Management Stockholders’ and Optionholders’ Agreement dated as of September 23, 2005, among the Company, Cypress Merchant Banking Partners L.P., Cypress Offshore Partners, L.P., Scotsman Partners, L.P and certain management stockholders of the Company. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

10.3

Williams Scotsman, Inc. Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed on July 8, 2005) (Commission File No. 333-124459)

10.4

Employment Agreement among Gerard E. Holthaus, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

10.5

Employment Agreement among Joseph F. Donegan, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

10.6

Employment Agreement among William C. LeBuhn, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

10.7

Employment Agreement among Robert C. Singer, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

10.8

Employment Agreement among John B. Ross, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

10.9

Form of Nonqualified Stock Option Agreement for grants under the Williams Scotsman International, Inc. 2005 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 filed on August 25, 2005) (Commission File No. 333-124459)

10.10

Form of Restricted Stock Unit Agreement for awards under the Williams Scotsman International, Inc. 2005 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 filed on August 25, 2005) (Commission File No. 333-124459)

10.11

Williams Scotsman International, Inc. 2005 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 filed on August 25, 2005) (Commission File No. 333-124459)

10.12

Form of Option Exercise Notice for Gerard E. Holthaus, Joseph F. Donegan, William C. LeBuhn and John B. Ross. (Incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1 filed on September 12, 2005) (Commission File No. 333-124459)

10.13

Purchase Agreement, dated as of September 20, 2005, among Williams Scotsman, Inc., Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Willscot Equipment, LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc. and CIBC World Markets Corp. (Incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

10.14

Purchase Agreement, dated as of September 20, 2005, among Williams Scotsman, Inc., Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Willscot Equipment, LLC, and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission File No. 333-129222)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Singer, Chief Financial Officer of the Company.

32.1	Certification pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

32.2	Certification pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert C. Singer, Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

By:	/s/ Robert C. Singer
Robert C. Singer
Executive Vice President and Chief Financial Officer

Dated: November 14, 2005