Form 10-K
period 2005-12-31
WILLIAMS SCOTSMAN INTERNATIONAL INC
filed 2006-03-17
CIK 923144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-51521

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

(Exact name of Registrant as specified in Charter)

Delaware	52-1862719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8211 Town Center Drive Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code:  (410) 931-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, .01 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not Applicable

As of February 27, 2006, 39,333,690 shares of common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

SAFE HARBOR STATEMENT – CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K for the year ended December 31, 2005 constitute forward-looking statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks discussed in “Risk Factors” as well as risks associated with:

•                  substantial leverage and our ability to service debt;

•                  changing market trends in the modular space industry;

•                  general economic and business conditions including a prolonged or substantial recession;

•                  our ability to finance fleet and branch expansion and to locate and finance acquisitions;

•                  our ability to implement our business and growth strategy and maintain and enhance our competitive strengths;

•                  our ability to obtain financing for general corporate purposes;

•                  intense industry competition;

•                  availability of key personnel;

•                  industry over-capacity; and

•                  changes in, or the failure to comply with, government regulations.

As a result of these uncertainties, you should not place undue reliance on these forward-looking statements. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Form 10-K as a result of new information, future events or developments, except as required by federal securities laws.

PART I

Item 1.           Business

General

Founded more than 50 years ago, we believe we are the largest provider of modular space solutions in North America. Operating through our network of 86 branch offices, we provide high quality, cost effective modular space solutions to a diversified client base of more than 25,000 customers in multiple industries including construction, education, commercial and industrial, and government. Our products, which include mobile offices, modular classrooms and other multi-unit modular structures, offer our customers flexible, low-cost, and timely solutions to meet their temporary space needs on an outsourced basis. We also provide portable storage solutions and we believe we are the third largest portable storage company in the United States. Our current modular space and portable storage lease fleet consists of approximately 98,000 units. In addition to leasing, we offer both new and used units for sale and provide delivery, installation and other ancillary products and services. As of December 31, 2005, we had invested a total of $1.2 billion in our lease fleet. For the year ended December 31, 2004 and 2005, we generated revenues of approximately $498 million and $592 million, respectively.

Our business model is primarily focused on leasing rather than selling our units. We believe our leasing model is highly attractive because our lease fleet:

•                  generates recurring revenues from our units leased to customers with an average lease duration of 27 months;

•                  has average monthly leasing rates which recoup our average unit investment in approximately 4 years;

•                  maintains a high utilization level that has averaged 82% over the last 10 years;

•                  consists of units with useful lives approximating 20 years which retain substantial residual values throughout these periods; and

•                  produces incremental leasing operating margins of more than 60% (i.e. the contribution of an existing unit put on lease after reductions for cost of leasing, associated commissions and depreciation).

Since 1997, we have doubled the size of our fleet and increased the size of our branch network, both organically and through selective strategic acquisitions. As a result of these and other factors, from 1997 to 2005, we were able to increase our revenues at a compound annual growth rate, or “CAGR,” of 12.2%.

Our modular space fleet consists of approximately 76,000 modular space units, which are generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. All of our modular space units are intended to provide convenient, comfortable space for occupants at a location of their choosing. The units are fitted with axles and hitches and are towed to various locations. Our units are wood or aluminum framed, mounted on a steel chassis, contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. For many applications, our units can be combined into multi-unit configurations to meet the space needs of our customers. We believe that our units are durable, flexible and generally rent based upon condition rather than age. As a result, our units retain most of their initial value over their useful lives. Over the past ten years, we have sold modular space units from our lease fleet at an average gross margin of 23.2%.

Our portable storage fleet of approximately 22,000 units is primarily comprised of steel containers which address the need for secure, temporary, on-site storage of customer goods on a flexible, low-cost basis. We believe that our portable storage fleet provides a complementary product to cross-sell to our modular space customers, as well as to serve new customers.

History

We were incorporated under the laws of Delaware in November 1993 for the purpose of acquiring Williams Scotsman, Inc. (“Scotsman”). Scotsman was formed by the 1990 merger of Williams Mobile Offices, Inc. and Scotsman Manufacturing, Inc. Our predecessor companies were founded over 50 years ago. Subsequent to the merger, we made the strategic decision to close our manufacturing facilities and focus on core leasing activities.

During 2005, we completed an initial public offering of shares of our common stock. Net proceeds of the initial public offering to us were approximately $223.1 million. We have significant equity owners, including related parties of The Cypress Group L.L.C. (“Cypress”), Keystone, Inc. (“Keystone”) and Odyssey Investment Partners, LLC (“Odyssey”). These parties participated in our 1997 recapitalization in which an investor group, which includes related parties of Cypress and Keystone, invested equity of $135.0 million. As of February 28, 2006, related parties of Cypress, Keystone, and Odyssey beneficially own in the aggregate approximately 56% of the outstanding shares of our stock.

Since the 1997 recapitalization, we have made three significant acquisitions and a number of smaller acquisitions to complement our internal fleet growth and branch expansion. We acquired Space Master International, Inc. on September 1, 1998 for total consideration of $272.7 million, adding approximately 12,800 modular space units to our lease fleet. On February 1, 1999, we acquired Evergreen Mobile Company with a 2,000 unit modular space fleet, for $36.2 million. On March 26, 2004, we acquired nearly 3,800 modular Division of State Architect (“DSA”) classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million.

Industry Overview

The Modular Building Institute, in its State of the Industry 2005 report, estimates that U.S. modular space industry dealers generated in excess of $3.0 billion of leasing and sales revenues in 2004. The industry has expanded rapidly over the last thirty years as the number of applications for modular space has increased and recognition of the product’s positive attributes has grown. By outsourcing their space needs, customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. Flexibility and reusability are the hallmarks of modular buildings. Unlike structures built on-site which generally have a fixed utilization and occupancy design, a modular product is not site specific and can be reutilized. It is not unusual to have modular buildings serve a wide variety of users during their life spans. The industry remains highly fragmented, and we believe that we and GE Capital Modular Space are the largest providers in the industry.

Companies within the modular space industry typically offer three major product types: single-wide modular space units, section modular space units and modular classrooms.

•                  Single-wide and section modular space units are used in a variety of customer applications, including field offices at construction sites, rental facilities, hospital diagnostic annexes, special events headquarters, golf pro shops and larger general commercial offices. These units are typically very versatile and easy to install, enabling the provider to respond quickly and efficiently to customer needs. Customers are likely to base their leasing decision on product availability and price. As a result, we believe that providers must have a ready-to-lease fleet of standardized products located throughout a network of local branches to be successful. The section modular units are comprised of high-end modular units that are grouped in specialized configurations to meet a variety of needs for corporations, federal, state and local governments and other entities. The multi-unit complexes are used for a variety of applications such as general office space, healthcare facilities, military installations, workforce housing and detention facilities. We believe that this product category will continue to expand as the flexibility, affordability and portability of modular solutions are employed to meet a widening range of customer needs.

•                  Modular classrooms serve the education market and are generally double-wide units that have been configured to serve as classrooms, computer and science labs and media centers, among other applications. Educational units are leased to school districts, which typically demand quality units supported by a high level of customer service and local knowledge. Demand for modular classrooms has continued to increase due to (1) an increase in state and local initiatives governing maximum class sizes, (2) pressures to find cost-effective ways to expand classroom capacity, (3) increased interstate and intrastate migrations necessitating rapid expansion of education space in particular regions or localities, (4) the continued growth of the school age population and (5) facility modernization. As the popularity and use of modular classrooms expand, we believe that customers are increasingly turning to large scale providers capable of delivering units with high aesthetic appeal, the structural strength to withstand long-term use by students, high air quality standards and timely maintenance of units on an ongoing basis.

We are also a major participant in the U.S. portable storage industry, and although there are, to our knowledge, no publicly available estimates of the size of the industry, management believes the size of the portable storage industry is expanding due to increasing awareness of the advantages of portable storage. The portable storage industry provides customers with a flexible and low-cost storage alternative to permanent warehouse space and fixed-site self storage by addressing the need for security, convenience and immediate accessibility. Portable storage products are primarily on the ground containers. These containers are primarily steel and range from 20’ to 40’ in length and are typically used as ground entry storage containers. Portable storage units are delivered to the customer’s location in order to address the need for secure, temporary, and convenient storage on a flexible, low-cost basis. The portable storage industry is also highly fragmented with the largest provider in the industry being Mobile Mini, Inc.

Competitive Strengths

Market Leadership with Significant Scale. We believe we are the largest provider of modular space solutions in North America. We believe that we are the No. 1 or No. 2 provider of modular space solutions in most of our regional markets and that the Williams Scotsman brand has strong market awareness. We are one of the only industry participants with an extensive, nationwide branch network, with breadth and depth of fleet at the local level, and with the technical expertise and operational capabilities that can provide a full range of solutions including mobile offices, modular classrooms, and larger commercial applications. Our extensive footprint has enabled us to attract over 300 national account customers who prefer the convenience of working with a single source in multiple geographies. Additionally, our over 50 years of operating history and scale have enabled us to develop a favorable relationship with our suppliers and customers.

Customer Service Focus. We believe that leasing of modular space is a service oriented business that requires significant local market presence and infrastructure. Customers seek to do business with modular space providers that maintain a readily available, high quality lease fleet, and provide full service capabilities. Our branches are staffed with sales personnel who work with our customers to define and solve their space needs. We also maintain a full-service support staff at the local level to prepare units for lease, to deliver and return units, and to maintain units while on lease. We have over 1,200 sales and service personnel at our branches and managed over 112,000 deliveries and returns of our modular space and portable storage units in 2005. As a result of this extensive customer focus, our top 20 customers by revenue for 2005 have done business with us for an average of approximately 10 years.

Effective Fleet Management. Our proprietary management information systems and fleet management initiatives allow us to actively manage our lease fleet to maximize customer satisfaction, optimize fleet utilization and rental rates and to control new unit capital spending. Our management information systems provide our local branches with real time, on-line access to comprehensive fleet information, including leasing history and condition and availability of our units. By providing this information at the local level, we are able to more effectively monitor, allocate and price units. In addition, we maintain a standardized lease fleet with units that meet multi-state industrial building codes which allows us to leverage our branch network and rapidly redeploy units to areas of higher customer demand in the surrounding geographic markets. At the same time, we are able to easily modify our structures to meet specific customer needs. Additionally, we have the flexibility to refurbish existing units in order to re-lease them when we have sufficient customer demand or we can choose to sell used units to our customers.

High Degree of Diversity. Our business is highly diversified in terms of customers, industries and geographies served. We have an estimated 25,000 customers, the largest of which accounted for less than 2% of our 2005 revenues, and our ten largest customers accounted for approximately 11% of our 2005 revenues. From our roots of focusing primarily on the construction industry, we have expanded our applications over the years to several other end markets such as education, commercial and industrial, and federal, state and local government, facilitating our growth. From a geographic perspective, our fleet is deployed throughout most of the major markets in the United States and Canada and we recently entered Mexico. We believe that this diversity limits our exposure to downturns related to a given customer, industry or region while providing significant opportunities to grow our business.

Experienced Management with Significant Equity Ownership. We believe our management’s experience and long tenure with our company give us a strong competitive advantage. Our current senior management team, led by our President and Chief Executive Officer, Gerard E. Holthaus, who has been with us since 1994, has successfully entered new markets, expanded our customer base and more than doubled our fleet size. Our branch operations are led by an executive vice president and eight vice presidents, who collectively average 20 years of industry experience and 10 years with our company. Members of our management team hold equity investments equivalent to an approximately 8% share of our company on a fully diluted basis as of February 28, 2006.

Operating Strategy

Increase Utilization and Rental Rate of Existing Lease Fleet. A significant factor in our profitability is the level of utilization of our existing lease fleet of approximately 98,000 units. Over the past ten years, our utilization rate has averaged 82% with a high of 87% in 1997 and a low of 77% in 2003. Historically, our average utilization rate has had a high correlation to non-residential construction starts. As the economy has recovered, we have seen utilization rate increases. For the year ended December 31, 2005, our utilization rate improved to 81% from 80% in 2004. Another important factor in our profitability is our average rental rate. In 2004, we implemented two price increases and have seen improvement in our average rental rate. We estimate that for every 1% of utilization rate increase in our existing fleet, we achieve an additional $3.3 million of annual leasing revenue and, for every $1 increase in average rental rate, we achieve an additional $1.0 million of annual leasing revenue. Given that our units have an average lease duration of 27 months, we have not yet realized the full benefits of these improving operating metrics.

Expand our Lease Fleet. We intend to continue to expand our lease fleet through purchases of new units and selective acquisitions of units from third parties. We purchase new units or acquire existing units based on customer specific demand and forecast utilization levels by product, region and customer. From January 1, 2000 to December 31, 2005, we made eight acquisitions of approximately 8,400 units for a total aggregate fleet purchase price of $87.7 million. Units added through acquisitions accounted for approximately 18% of the total value of fleet purchases during this period. Among other reasons, acquisitions are attractive because they enable us to acquire units with existing leases that generate immediate revenues and leverage our existing infrastructure. Due to our extensive branch network, management information systems and experienced management team, we are generally able to integrate acquired fleets at a low cost within a relatively short period of time. For example we identified Canada as a growth opportunity which we entered in 1999 through new unit purchases and acquisitions. Today we operate eight branches with approximately 4,500 units in Canada and look to continue to add units. We intend to continue to make selective fleet acquisitions in North America, including Mexico which we entered in 2004.

Further Penetrate Education Sector. We have expanded our modular classroom business. Our revenues from education customers have increased from 20% to 28% of our revenues from 2000 to 2005. We believe that the education market offers additional growth opportunities as a result of the following:

•                  an increase in state and local initiatives governing maximum class sizes;

•                  state and local governmental pressures to find cost-effective solutions to their classroom space needs;

•                  shifting and fluctuating school populations necessitating expansion of education space, especially in the southern and western regions of the United States;

•                  the predicted growth of the school age population; and

•                  facility modernization.

Our modular classroom business is attractive because the classroom units have higher utilization rates and longer average lease terms than other modular space units and the modular classroom business is less cyclical. To develop this business, we have dedicated sales representatives for modular classrooms in key states such as Florida and California. We offer our education customers the flexibility to purchase or lease classroom units depending upon their needs and resources. They also benefit from our longstanding relationships with manufacturers, and our experience in meeting the numerous local building codes and specifications that apply to classroom units.

Expand our Sales Business. We have expanded our sales business to meet the increased demand from our customers. Historically, we have sold new units to customers who prefer to own rather than lease. Although the education sector has been and will continue to be a consistent source of our sales revenue, we believe there are significant opportunities for the sale of modular space units to other sectors such as healthcare, commercial and industrial, and government. For example, the reorganization efforts by the U.S. military in recent years has continued to create significant demand for our products.

Grow Portable Storage Business. We believe that the portable storage business is highly complementary to our modular space business and represents a significant growth opportunity. From 1997 to 2005, our storage product fleet has grown at a CAGR of 13.9% from approximately 7,700 units to approximately 21,700 units as a result of fleet purchases and acquisitions. Portable storage units are characterized by quick return of capital, long useful lives, a history of substantial value retention and the ability to generate recurring revenues and high operating margins. We expect to leverage our existing branch network, sales force, customer base and management information systems to deliver storage units to our current and potential customers. We intend to continue adding to our fleet of portable storage units and have expanded our sales force to include personnel who are dedicated exclusively to storage products.

European Expansion Opportunities. We recently entered the European market and believe it is an attractive geographic expansion opportunity. In July 2004, we acquired a minority interest in, and secured a right of first refusal to acquire, one of the largest modular space providers in Spain, Wiron Construcciones Modulares, S.A. Wiron has branches located throughout Spain. We believe that the modular space industry is established in Europe, yet is significantly earlier in its lifecycle as compared to the U.S. market. In particular, we believe the European modular space industry has not experienced the expansion of applications and end markets to the same extent as in the United States because modular space applications have historically been more focused on the construction industry. Given our historical experience in expanding modular space applications and securing new customers through our sales efforts in the United States, we believe that we are well positioned to transfer our expertise to the European market.

Products

Our products can be used to meet a variety of customer needs. Sample applications of modular space units include classrooms, construction site offices, temporary office space, sales offices and special events headquarters. Our modular space fleet ranges from single-unit facilities to section modular structures, which combine two or more units into one structure for applications that require more space. Units typically range in size from 8 to 14 feet in width and 16 to 70 feet in length and are wood or aluminum framed mounted on a steel chassis. The units are fitted with axles and hitches and are towed to various locations. Most units contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Modular space units are extremely durable and generally have an estimated economic useful life of 20 years. Products have varying lease terms, with average contractual terms of 15 months. However, most customers retain the product for a longer period as evidenced by an average existing lease duration of 27 months at December 31, 2005.

Our specific product offerings are described below:

Single-Wide Modular Space Units. Single-wide modular space units which include mobile offices are the most functional and versatile units in our lease fleet. Units typically have “open interiors” which can be modified using movable partitions. Single-wide modular space units include tile floors, air conditioning/heating units, partitions and, if requested, toilet facilities.

Section Modulars. Section modulars are two or more units combined into one structure. Interiors are customized to match the customer needs. Examples of section modular units include hospital diagnostic annexes, special events headquarters, golf pro shops and larger general commercial offices.

Classrooms. Classroom units are generally standard double-wide units adapted specifically for use by school systems or universities. Classroom units usually feature chalkboards and teaching aids, air conditioning/heating units, windows along side-walls and, if requested, toilet facilities.

Sales Offices. Sales offices are marketed to businesses that require site located space for sales presentations. Exteriors are typically wood-sided with some models offering recessed front entries. Our “Executive Line” sales offices are larger, more expensive versions of the standard sales office with more amenities.

Storage Products. Storage products are windowless and are typically used for secure storage space. Our storage units are primarily ground-level entry storage containers with swing doors. These units are made of heavy exterior metals for security and water tightness.

Branch Network

As a key element to our market leadership strategy, we maintain a network of 86 branch offices throughout the United States, Canada, and Mexico. This network enables us to increase our product availability and customer service within our regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental and lower freight costs which are typically paid by the customer. We benefit because we are able to spread regional overhead and marketing costs over a larger lease base, redeploy units within our branch network to optimize utilization, discourage potential competitors by providing ample local supply and offer profitable short-term leases which would not be profitable without a local market presence.

Management believes geographic diversification of our branch network balances our economic and operating risk. In 2005, the northeast, mid-Atlantic, southeast, central southwest, central northwest and Canadian regions accounted for 15%, 10%, 23%, 27%, 18%, and 7% of our revenues, respectively. During 2004, we entered the Mexican market through the formation of a 100% owned subsidiary and the establishment of a branch office in Monterrey, Mexico. On February 17, 2006, the Company acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units. This purchase resulted in the acquisition of approximately 300 units and the related customer base. While we anticipate future revenue growth opportunities in this market, revenues for 2005 were not significant. For the year ended December 31, 2005, 93% of our consolidated revenues were generated from U.S. operations.

Our branches are generally headed by a dedicated branch manager. Our branch operations are led by an executive vice president and eight vice presidents who collectively average 20 years of industry experience and 10 years with our company. Management believes it is important to encourage employees to achieve specified revenue and profit levels and to provide a high level of service to our customers. Our regional and branch managers’ compensation is based upon the financial performance of their branches and overall corporate performance which approximates 40% of their total compensation. Sales representatives’ compensation is commission driven and based on the gross profits of business written.

Operations

Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. We monitor fleet utilization at each branch. For 2005, average fleet utilization was approximately 81%. While we adjust our pricing to respond to local competition in our markets, we believe that we generally achieve a rental rate equal to or above that of our competitors because of the quality of our products and our high level of customer service.

As part of our leasing operations, we sell used modular space units from our lease fleet either at fair market value or, to a much lesser extent, pursuant to pre-established lease purchase options included in the terms of our lease agreements. Due in part to an active fleet maintenance program, our units maintain a substantial portion of their initial value which includes the cost of the units as well as costs of significant improvements made to the units.

New Unit Sales. New unit sales include sales of newly-manufactured modular space units. We do not generally purchase new units for resale until we have obtained firm purchase orders (which are generally non-cancelable) for such units. New modular space units are generally purchased more heavily in the late spring and summer months due to seasonal classroom and construction market requirements.

Delivery and Installation. We provide delivery, site-work, installation and other services to our customers as part of our leasing and sales operations. Revenues from delivery, site-work and installation result from the transportation of units to a customer’s location, site-work required prior to installation and installation of the units which have been leased or sold. Typically units are placed on temporary foundations constructed by our service technicians, and service personnel will also generally install our ancillary products. We also derive revenues from tearing down and removing units once a lease expires.

Other. We also derive revenue from other products and services, including rental of steps, furniture and ramps; sales of parts, supplies and security systems; and charges for granting insurance waivers (i.e., charging a fee to customers who do not provide their own insurance certificate).

Capital Expenditures

We closely monitor fleet capital expenditures, which include fleet purchases and capitalizable costs of improvements to existing units. Generally, fleet purchases are controlled by field and corporate executives, and must pass our fleet purchasing policy guidelines (which include ensuring that utilization rates and unrentable units levels are reviewed for acceptability, that redeployment, refurbishment and conversion options have been considered, and that specific return on investment criteria have been evaluated). We purchase our units through approximately 70 third-party suppliers (most suppliers have only one factory, which generally serves a market within 300 to 400 miles), with no significant dependence on any supplier. The top three suppliers of units for 2005 represented approximately 31% of all fleet purchases, and the top ten suppliers represented approximately 65% of all fleet purchases. We believe that we have an excellent working relationship with our suppliers.

We believe that our fleet purchases are flexible and can be adjusted to match business needs and prevailing economic conditions. We are generally not “locked in” to long-term purchase contracts with manufacturers and can modify our capital spending activities to meet customer demand. For example, our gross fleet capital expenditures prior to proceeds from sales of used units were approximately $53.3 million in 2003, $79.9 million in 2004 and $139.8 million for the year ended December 31, 2005.

We supplement our fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and will adjust its fleet spending patterns as acquisition opportunities become available. For example, on March 26, 2004, we acquired nearly 3,800 modular DSA classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. We consider the purchase of these assets an asset purchase rather than an acquisition of a business because in many cases, the customer base of the leased units acquired was duplicative of our existing customer base, and we did not acquire employees, physical facilities, sales force, or other business related items.

Marketing

In addition to opening new branches, we use a number of marketing tools to generate new business and customers. By maintaining a detailed and updated customer and prospect tracking system, marketing and sales personnel generally can identify when a particular customer or prospect typically utilizes our products and may contact such customer or prospect regarding their future needs.

Through our marketing and sales efforts we have successfully expanded the uses for our products. For example, since 1993, the number of industries (as measured by Standard Industrial Classification (“SIC”) code) that lease or purchase our products is more than 400, and we expect to continue to increase our penetration of other industries that would benefit from the usage of our products. See “—Customer Base.”

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

Customer Base

We continually seek to expand our customer base and the applications for our products. Our customer base is comprised of more than 25,000 companies, which operate in multiple industries. We believe that the construction, education, commercial/industrial and other, and government industries accounted for approximately 29%, 28%, 20%, and 9%, respectively, of total revenues in 2005, and that no other industry accounted for more than 3% of total revenues in 2005. During 2005, no single customer accounted for more than 2% of our total revenues and our top ten customers accounted for approximately 11% of total revenues.

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

Education. Rapid and unpredictable shifts in populations within states often necessitate quick expansion of education facilities particularly in elementary and secondary schools. State and local governmental budgetary pressures, as well as classroom size reduction legislation, and refurbishment of existing facilities, have made modular space units, especially multi-sectional units, a convenient and cost-effective way to expand classroom, laboratory and library capacity. Our quality products are well suited for educational institutions, which demand a high level of maintenance and service support.

Commercial/Industrial and Other. This category includes a variety of industries and product uses which help diversify our revenue stream. Common examples include: entertainment, recreation, transportation terminals, recycling, retail and fast food establishments, metal processing and refining and disaster relief. Although there are a number of different industries in this category, we believe that no single industry included in this category was material to us in 2005.

Government. Governmental users consist of federal, state and local public sector organizations such as the United States Environmental Protection Agency and state highway administrations. We have enjoyed particular success in focused niches such as prisons and jails, courthouses, military installations, national security buildings and NASA facilities. We have a strategy of concentrated regional focus in order to gain business from local governmental customers.

Professional Services. Customers in this category include professionals from a broad array of industry sectors including engineering, architectural, accounting, legal, insurance and sales.

Healthcare. Healthcare customers are frequent users of multi-sectional facilities as administrative offices, waiting rooms, MRI and other diagnostic annexes adjacent to existing hospitals.

Utilities. Modular space units have traditionally been leased to utilities involved in electrical service, natural gas distribution and production, and other energy-related services. Units are used as meeting rooms, reception and visitor centers, security offices and, during periods of utility plant reconstruction, as facilities to house the operations staff.

Chemical and Pharmaceutical. Chemical and pharmaceutical companies have been long-time users of temporary office space. Modular space units are particularly well suited for laboratory usage where space is needed for the duration of a specific project or for an off-site or isolated laboratory.

Fleet Management Information Systems

Our propriety management information systems are instrumental to our lease fleet management and targeted marketing efforts and allow management to monitor operations at our branches on a daily, weekly, and monthly basis. Lease fleet information is updated daily at the branch level and verified through a monthly physical inventory by branch personnel. This provides management with on-line access to utilization, lease fleet unit levels and rental revenues by branch or geographic region. In addition, an electronic file for each unit showing its lease history and current location/status is maintained in the information system. Branch sales people utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information.

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

A portion of our units are subject to regulation in certain states under motor vehicle and similar registrations and certificate of title statutes. We believe that we have complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to modular space units. However, in certain states, the applicability of such statutes to our modular space units is not clear beyond doubt. If additional registration and related requirements are deemed to be necessary in such states or if the laws in such states or other states were to change to require us to comply with such requirements, we could be subject to additional costs, fees and taxes as well as administrative burdens in order to comply with such statutes and requirements. We do not believe the effect of such compliance will be material to our business, results of operations or financial condition.

Trademarks

We own a number of trademarks important to our business, including Williams Scotsman® and Williams Scotsman [and design]®.

Our material trademarks are registered or pending applications for registrations in the U.S. Patent and Trademark Office and various foreign jurisdictions. Registrations for such trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. There are no claims pending against us challenging our right to use any of our material trademarks in the United States or any other country.

Competition

Although our competition varies significantly by market, the modular space industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively. However, our primary competitor, GE Capital Modular Space, is less leveraged, has greater market share or product availability in some markets and has greater financial resources and pricing flexibility than us. The portable storage industry is also highly fragmented and Mobile Mini, Inc. and Mobile Storage Group, Inc. are the largest providers in the industry.

Employees

As of December 31, 2005, we had 1,321 employees. None of our employees are covered by a collective bargaining agreement. Management believes its relationship with our employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees.

Available Information

Our Internet website address is: www.willscot.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Our website also includes our Corporate Governance Guidelines, Code of Conduct of Ethics, and charters of its Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. These documents are also available in print to any shareholder upon request.

Item 1A. Risk Factors

Risks Related to Our Business

General or localized economic downturns or weakness may adversely affect our customers, in particular those in the nonresidential construction industry and the education sector, which may cause the demand for our products and services to decline and therefore harm our revenues and profitability.

Our revenues are derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, such as the nonresidential construction industry. In addition, because we conduct our operations in a variety of markets, we are subject to economic conditions in each of these markets. During 2005, we have experienced improvement in the marketplace; however, prior to 2005, our business was adversely impacted by overall soft economic conditions, which affected our construction customers primarily, and state budget issues in certain parts of the country that have affected our education customers. As a result of the recent economic downturn, we incurred a net loss of approximately $3.4 million in 2004.

Although our product, customer, industry and geographic diversity limits our exposure to economic downturns, general economic downturns or localized downturns in markets where we have operations, including any downturns in the construction industry, which constituted approximately 29% of our revenues in 2005, could reduce demand for our products and negatively impact our revenues and profitability. In addition, at the present time we are unable to predict what long-term effect, if any, recent political events, including those relating to, or arising out of, the growing threat of terrorism, and their attendant consequences will have on our business. Any of the foregoing economic or political events could negatively affect our industry or industries in which our customers operate, which may cause the demand for our products and services to decline and therefore harm our revenues and profitability.

We face significant competition in the modular and portable space industry, especially from our primary national competitor, which has greater financial resources and pricing flexibility than we do. If we are unable to compete successfully, we could lose customers and our revenues and profitability could decline.

Although our competition varies significantly by market, the modular space industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively. However, our primary national competitor, GE Capital Modular Space, is less leveraged, has greater market share or product availability in some markets, and has greater financial resources and pricing flexibility than we do. If we are unable to compete successfully, we could lose customers which could reduce our revenues and profitability.

We may not be able to remarket our units effectively should a significant number of our lease units be returned during any short period of time, which could adversely affect our financial performance and our ability to continue expanding our fleet.

Our typical lease terms, which include contractual provisions requiring customers to retain units on lease for, on average, 15 months, actually have an average lease duration of 27 months. Because our customers generally rent our units for periods longer than the contractual lease terms, 59% of our leases are on a month-to-month basis as of December 31, 2005. In addition, 23% of our leases have contractual lease terms expiring within six months as of December 31, 2005. These aspects of our leasing business have remained generally consistent over the last several years. Should a significant number of our leased units be returned during any short period of time, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could have a material adverse effect on our financial performance and our ability to continue expanding our fleet.

A significant reduction of funding to public schools or contraction of class size reduction programs could cause the demand for our modular classroom units to decline, which, as a result, may reduce our revenues and profitability.

We generated 28% of our revenues in 2005 from our education customers, which include public school facilities. Funding for public school facilities is derived from a variety of sources including, among other things, various taxes levied to support school operating budgets. Any material interruption of these sources or a lack of fiscal funding could result in a significant reduction of funding to public schools, which may negatively impact the budget of public schools and cause the demand for our modular classroom units to decline. In addition, any contraction or elimination of class size reduction programs could cause the demand for our modular classrooms to decline. Any decline in demand for our modular classrooms may reduce our revenue and profitability.

Certain related parties of The Cypress Group L.L.C. and Keystone Group, L.P. exercise significant influence over us.

Our large shareholders, which include related parties of The Cypress Group L.L.C and Keystone Group, L.P. beneficially own in the aggregate approximately 49% of our outstanding common stock as of February 28, 2006. Accordingly, these parties exercise significant influence over all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and the approval of mergers or sales of substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders.

Any failure of our management information systems could disrupt our business and result in decreased rental or sale revenues and increased overhead costs, which could negatively impact our profitability.

We depend on our management information systems to actively manage our lease fleet, control new unit capital spending and provide fleet information, including leasing history, condition, and availability of our units. These functions enhance our ability to optimize fleet utilization, rentability and redeployment. The failure of our management information systems to perform as we anticipate could disrupt our business and could result in, among other things, decreased rental or sales and increased overhead costs, which could negatively impact our profitability.

Federal and state regulations could impose substantial costs and/or restrictions on our operations that could harm our results of operations. If we are unable to pass these increased costs on to our customers, our profitability and operating cash flows could be negatively impacted.

We are subject to various federal, state and local environmental, transportation, health and safety laws and regulations in connection with our operations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of severe penalties or restrictions on our operations. In addition, these laws and regulations could change in a manner that materially and adversely affects our ability to conduct our business. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs. If we are unable to pass these increased costs on to our customers, our profitability and operating cash flows could be negatively impacted. See “Item 1. Business—Regulatory Matters.”

Our sale transactions constitute a significant portion of our revenues. The completion of these sale transactions are subject to a number of factors beyond our control. Failure to close our sale transactions as projected could cause our actual revenues or cash flow for a particular quarter or longer period to differ from forecasted estimates.

Sales of new modular space and portable storage units and rental equipment to customers in 2005, excluding delivery, site work and other ancillary sales revenue, approximated 28% of our total revenue. The completion of sale transactions is subject to certain factors that are beyond our control, including permit requirements and weather conditions. Accordingly, the actual timing of the completion of these transactions may be different from their forecasted schedules. As a result, our actual revenues and cash flow in a particular quarter or over a longer period of time may not consistently correlate to our forecasted estimates. In addition, if we do not accurately forecast our activity, we may improperly plan or budget, which could cause us to violate our debt covenants and harm our liquidity. As a result, we may not be able to take advantage of business and growth opportunities otherwise available to us.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impair our growth and profitability of our business.

An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets and expand into new markets. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices, upon advantageous terms and conditions and upon successful integration of the acquired businesses. However, future acquisitions may not be available at advantageous prices or upon favorable terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, that the acquired businesses may not be integrated successfully and that international acquisitions may strain our management resources. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. If we are unable to complete attractive acquisitions or integrate acquired businesses, the growth and profitability of our business would be adversely impacted.

European expansion may divert our resources from other aspects of our business, cause us to incur additional debt and require us to comply with different regulations. Failure to manage these economic and regulatory risks may adversely affect our growth in Europe and lead to increased costs.

Expansion into the European market may require us to make substantial investments, which would divert resources from other aspects of our business. We may also be required to raise additional debt or equity capital to fund our expansion in Europe. In addition, we may incur difficulties in staffing and managing our European operations, and face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in Europe will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks may adversely affect our growth in Europe and lead to increased administrative costs.

We are a holding company whose only material asset is the capital stock of Scotsman. We may not have sufficient cash to meet our obligations if Scotsman, our only material source of cash, is not able to generate sufficient earnings or cash flow to pay dividends to us or if Scotsman is prohibited by its debt agreements from paying dividends to us.

We are a holding company with no material business operations. Our most significant asset is the capital stock of Scotsman. We conduct virtually all of our business operations through Scotsman. Accordingly, our only material sources of cash are dividends or other distributions or payments that are derived from earnings and cash flow generated by Scotsman. Scotsman might not generate sufficient earnings and cash flow to pay dividends or distributions or make payments in the future. In addition, the terms of the Amended and Restated Credit Facility and the indenture governing the 8.5% Notes due 2015 (the 8.5% Notes) limit such payments to us. As a result, we may not have sufficient cash to meet our obligations, which could harm our business.

Failure to retain key personnel could impede our ability to execute our business plan and growth strategy and lead to a loss of customers.

Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees. Many of our key executives, including our President and Chief Executive Officer, Mr. Gerard Holthaus, and the executive vice president and eight vice presidents who lead our branch operations, have over 10 years of experience with our company. These officers have knowledge and an understanding of our company and industry that cannot be readily duplicated. There are employment agreements with Gerard Holthaus, Robert Singer, Joseph Donegan, William LeBuhn and John Ross. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our revenues, or lead to employee morale problems.

We may be unable to realize the benefits of our net operating loss carryforwards and, as a result, lose our future tax savings, which could have a negative impact on our liquidity.

Net operating losses (“NOL’s”) may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. As of December 31, 2005, we had NOL’s of approximately $265 million. Based on current federal corporate income tax rates, our NOL’s could provide a benefit to us, if fully utilized, of significant future tax savings. However, if we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. In addition, the U.S. Internal Revenue Service could challenge our calculation of the amount of our NOL’s or any deductions or losses included in such calculation, which could reduce our tax benefit. Provisions of the Internal Revenue Code may also limit our ability to carry forward our NOL’s to offset taxable income in future years.

A write-off of all or a part of our goodwill would hurt our operating results and reduce our net worth.

We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. As of December 31, 2005, we had $171.2 million of unamortized goodwill on our balance sheet, which represented 12.4% of our total assets. We are not permitted to amortize goodwill under the U.S. accounting standards and instead are required to review goodwill at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We determined that goodwill was not impaired for the fiscal year ended December 31, 2005. Although it does not affect our cash flow, a write-off in future periods of all or a part of our goodwill would hurt our operating results and net worth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill Impairment.”

We will incur increased costs as a result of recent regulatory initiatives, which may adversely affect our profitability and liquidity.

As a result of recent regulatory initiatives, we will incur significant additional legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission (the “SEC”) and the NASDAQ National Market, have imposed additional reporting and corporate governance practices on public companies. We expect that our legal and financial compliance costs will increase and that a significant portion of management’s time will be diverted to comply with these rules. For example, we are evaluating our internal controls systems in accordance with Section 404 of the Sarbanes-Oxley Act. If we do not adequately comply with or implement the requirements of Section 404 in a timely manner, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business or investors’ confidence in our company, and could cause our stock price to fall. These new rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers.

Significant increases in raw material costs could increase our operating costs significantly and harm our profitability.

We purchase raw materials, including lumber, siding and roofing and other products to perform periodic refurbishments to maintain physical conditions of our units. We also maintain a truck fleet to deliver units to and return units from our customers. During periods of rising prices for raw materials or oil, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our operating costs and may not be able to pass price increases through to our customers in a timely manner, which could reduce our profitability.

Failure by third parties to manufacture our products timely or properly may harm our reputation and financial condition.

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Generally, we do not have any long term purchase contracts with any third-party supplier. If these third parties do not timely complete our orders, or do not properly manufacture our products, our reputation and financial condition could be harmed. In addition, we may not be able to negotiate arrangements with these third parties on acceptable terms, if at all.

Risks Related to our Substantial Indebtedness

Our substantial debt could harm our financial health and may otherwise restrict our activities.

We have a substantial amount of debt. As of December 31, 2005, we had approximately $869.4 million of indebtedness. See Note 6 of the Notes to Audited Consolidated Financial Statements.

Our substantial debt could have important consequences. For example, it:

•                  makes our company more vulnerable to general adverse economic and industry conditions;

•                  limits our ability to obtain additional financing for future working capital, capital expenditures, strategic acquisitions and other general corporate requirements;

•                  requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•                  limits our flexibility in planning for, or reacting to, changes in our business; and

•                  places us at a competitive disadvantage compared to any competitors that have less debt.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our 8.5% Notes and the terms of our Amended and Restated Credit Facility permit us to incur a substantial amount of additional debt. As of December 31, 2005, we would be permitted to borrow an additional $115.4 million of indebtedness under our Amended and Restated Credit Facility. Accordingly, this additional indebtedness could further exacerbate all the risks described above.

A substantial portion of our indebtedness is subject to variable interest rates, which makes us vulnerable to increases in interest rates.

Our substantial indebtedness exposes us to interest rate increases because a substantial portion of our indebtedness is at variable rates. The interest rates under the Amended and Restated Credit Facility will be reset at varying periods. These periodic adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by $5.1 million per year for each 1% increase in the average interest rate we pay, based on the balance of variable rate debt outstanding at December 31, 2005.

We may use interest rate hedging arrangements and swap agreements to limit our exposure to interest rate volatility based upon management’s judgment. If we enter into these arrangements, we will incur certain risks, including that our hedging or swap transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations. This could reduce our net income and require us to modify our hedging strategy.

The indenture governing the 8.5% Notes and the terms of our Amended and Restated Credit Facility contain various covenants which limit the discretion of our management in operating our business and could prevent us from engaging in some beneficial activities.

The indenture governing the 8.5% Notes and the terms of the Amended and Restated Credit Facility contain various restrictive covenants that limit our management’s discretion in operating our business. In particular, these agreements include covenants relating to limitations on:

•                  dividends on, and redemptions and repurchases of, capital stock,

•                  liens and sale-leaseback transactions,

•                  loans and investments,

•                  debt and hedging arrangements,

•                  mergers, acquisitions and asset sales,

•                  transactions with affiliates, and

•                  changes in business activities conducted by us and our subsidiaries.

In addition, our Amended and Restated Credit Facility requires us, under certain circumstances, to maintain certain financial ratios. It also limits our ability to make capital expenditures. See Note 6 of the Notes to Audited Consolidated Financial Statements.

If we fail to comply with the restrictions of the indenture governing the 8.5% Notes or the terms of our Amended and Restated Credit Facility or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. Accordingly, we may not be able to fully repay our debt obligations, if some or all of our debt obligations are accelerated upon an event of default.

Our debt service requires a significant amount of cash. We may not be able to generate sufficient cash flow to meet both our debt obligations and other requirements or obligations. This could lead us to take actions, such as reducing capital expenditures or other investments or asset sales. These actions may limit our flexibility to grow our business and to take advantage of business opportunities.

To service our debt, we require a significant amount of cash. Our debt service requirements for the year ending December 31, 2006 are approximately $63.7 million, based on the outstanding debt balance and effective interest rates as of December 31, 2005. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. Our operating performance, cash flow and capital resources may not be sufficient for payment of our debt in the future. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•                  economic and competitive conditions affecting the modular and portable space industry;

•                  operating difficulties, increased operating costs or pricing pressures we may experience; and

•                  a decline in the resale value of our units.

At December 31, 2005, the aggregate amount of indebtedness of our company approximated $869.4 million. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital investments, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, the terms of such transaction may not be satisfactory and such transaction may not be completed in a timely manner. In addition, these actions may limit our flexibility to grow our business and to take advantage of business opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

None.

Item 2.           Properties

Our headquarters, which we own, is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Our company is comprised of 86 branches located throughout the United States, Canada, and certain parts of Mexico. We lease approximately 72% of our branch properties and we own the balance. Management believes that none of our branch properties, individually, is material to our operations.

Item 3.           Legal Proceedings

Currently, we are involved in various lawsuits and claims arising out of the normal course of our business. The nature of our business is such that disputes occasionally arise with vendors including suppliers and subcontractors and customers over warranties, contract specifications and contract interpretations among other things. We assess these matters on a case-by-case basis as they arise. Reserves are established, as required, based on our assessment of our exposure. We have insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under pending litigation and claims will not have a material adverse effect on our financial position or operating results.

For further discussion of legal proceedings, see Note 9 of the Notes to the Audited Consolidated Financial Statements.

Item 4.           Submission of Matters to a Vote of Security Holders

On September 11, 2005, our stockholders, Cypress Merchant Banking Partners L.P., Cypress Offshore Partners, L.P, and Scotsman Partners, L.P. adopted a written consent approving the following: amended our Certificate of Incorporation to effect a 3.803 to one stock split and increase the number of authorized shares of common and preferred stock to 200,000,000 and 20,000,000, respectively; approved our Amended and Restated Certificate of Incorporation; approved our Amended and Restated Bylaws; approved the Williams Scotsman International, Inc. 2005 Omnibus Award Plan; approved and adopted the Williams Scotsman International, Inc. Employee Stock Purchase Plan; and allowed selling stockholders to partially exercise certain of their options.

PART II

Item 5.           Market for Registrant’s Common Equity, and Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been publicly traded on the NASDAQ Stock Market since September 20, 2005, under the symbol “WLSC”. The quarterly range of prices per share during the third and fourth quarters of fiscal 2005, the periods for which our common stock has been publicly traded are as follows:

	HIGH	LOW
2005
Third Quarter	$16.11	$15.75
Fourth Quarter	17.31	14.51

Prior to September 20, 2005, there was no established public trading market for our stock.

As of January 31, 2006, the number of our stockholders of record was 2,234.

We have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. In addition, the Amended and Restated Credit Facility contains, and the indenture for the 8.5% Notes contains restrictions on the amounts of dividends that Williams Scotsman can pay us.

We issued options to purchase 173,987 shares of our common stock in 2005 to employees, executive officers and directors under stock option plans, that were effected without registration under the Securities Act in reliance upon the exemption provided pursuant to Rule 701 of the Securities Act. None of these options have been exercised.

Date of Grant	Number of Options	Exercise Price
March 25, 2005	173,987	$14.86

On September 23, 2005, in connection with the initial public offering of shares of our common stock, we issued shares of common stock to our existing stockholders to effect a 3.803 to 1 stock split. The issuance is exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On October 18, 2005, we received approximately $6.0 million in connection with the exercise of over-allotment options by the underwriters in our initial public offering to purchase 400,000 shares of our common stock. In addition, we incurred an additional $0.5 million in costs related to the initial public offering, issuance of the 8.5% Notes, and the exercise of the over-allotment options. We used the net proceeds to pay down the borrowings under our Amended and Restated Credit Facility.

Item 6.           Selected Financial Data

The following tables summarize selected historical financial data which should be read in conjunction with “Managements Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements appearing elsewhere herein. The selected historical financial data set forth below has been derived in part from the audited financial statements.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Leasing	$238,151	$227,106	$213,976	$222,867	$247,713
Sales:
New units	91,114	98,927	71,635	86,344	128,244
Rental equipment	22,212	23,951	20,734	29,355	37,530
Delivery and installation	97,342	101,034	91,318	116,106	135,715
Other	40,214	41,429	37,980	43,253	43,256
Total	$489,033	$492,447	$435,643	$497,925	$592,458

Gross profit:
Leasing	$156,504	$137,588	$119,148	$122,202	$135,167
Sales:
New units	15,945	16,363	12,224	13,459	22,867
Rental equipment	5,326	5,787	4,373	6,459	8,621
Delivery and installation	19,003	16,494	12,462	15,045	19,985
Other	31,840	31,528	29,706	33,648	31,966
Total	228,618	207,760	177,913	190,813	218,606

Selling, general and administrative expenses	82,573	85,779	76,297	83,407	96,968
Other depreciation and amortization	18,845	13,438	13,869	14,787	16,618
Interest	85,486	85,208	87,174	92,444	91,203
Loss on early extinguishment of debt	—	—	—	—	30,678
Held for sale impairment charge	—	—	19,386	—	—
Casualty loss	1,500	—	—	—	—

Income (loss) before income taxes	40,214	23,335	(18,813)	175	(16,861)
Income tax expense (benefit)	17,585	8,137	(7,131)	3,586	(6,537)
Net income (loss)	$22,629	$15,198	$(11,682)	$(3,411)	$(10,324)
Net income (loss) per common share-basic	$0.96	$0.65	$(0.50)	$(0.14)	$(0.37)
Net income (loss) per common share-diluted	$0.91	$0.61	$(0.50)	$(0.14)	$(0.37)

	As of December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
Balance Sheet Data:
Rental equipment, net	$866,867	$828,927	$828,078	$880,723	$944,629
Total assets	1,244,986	1,229,767	1,205,685	1,284,611	1,380,620
Revolving credit facility & long-term debt	1,022,972	984,345	962,178	1,009,486	869,446
Stockholders’ (deficit) equity	(1,279)	19,273	18,364	21,147	244,741

Selected Quarterly Financial Data (Unaudited)

The selected quarterly financial data for the period ended on December 31, 2005 and 2004 and as of the end of each such period have been derived from our unaudited condensed consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

(In thousands except per share amounts and average rental rates)	Year ended December 31, 2005
Quarter	First	Second	Third	Fourth	Year
Revenues	$126,101	$135,015	$163,476	$167,866	$592,458
Gross profit	49,779	52,178	55,557	61,092	218,606
Loss on extinguishment of debt	—	5,182	25,496	—	30,678
Income (loss) before income taxes	(1,319)	(4,840)	(23,739)	13,037	(16,861)
Net income (loss)	(818)	(2,686)	(14,668)	7,848	(10,324)
Net income (loss) per common share-basic	$(0.03)	$(0.11)	$(0.59)	$0.20	$(0.37)
Net income (loss) per common share-diluted	$(0.03)	$(0.11)	$(0.59)	$0.20	$(0.37)
Average utilization rate	80%	81%	82%	83%	81%
Average rental rate	$258	$259	$264	$273	$263
Lease fleet units (at the end of the quarter)	95,988	97,157	98,289	98,184	98,184

(In thousands except per share amounts and average rental rates)	Year ended December 31, 2004
Quarter	First	Second	Third	Fourth	Year
Revenues	$106,911	$124,234	$138,106	$128,674	$497,925
Gross profit	43,816	46,149	49,342	51,506	190,813
Income (loss) before income taxes	(3,007)	(491)	1,550	2,123	175
Net income (loss)	(1,865)	(305)	958	(2,199)	(3,411)
Net income (loss) per common share-basic	$(0.08)	$(0.01)	$0.04	$(0.09)	$(0.14)
Net income (loss) per common share-diluted	$(0.08)	$(0.01)	$0.04	$(0.09)	$(0.14)
Average utilization rate	79%	80%	80%	81%	80%
Average rental rate	$249	$247	$250	$253	$250
Lease fleet units (at the end of the quarter)	94,211	94,859	94,727	95,048	95,048

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto and other financial information included in this Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Disclosure Regarding Forward-Looking Statements.”

Business Overview

We derive our revenues and earnings from the leasing and sale of modular space and storage units, delivery and installation of those units and the provision of other ancillary products and services. Leasing operations, which primarily comprise the leasing of modular space units and the sale of used units from our lease fleet, account for a majority of our revenues and gross profits. To maintain the value of our units, we perform periodic refurbishments to our fleet. Additionally, used modular space units are sold from our lease fleet in the ordinary course of business at either fair market value or, to a lesser extent, pursuant to pre-established lease purchase options. The sale of rental units results in the availability of the total cash proceeds received and is reported as a cash flow from investing activities and generally results in the reporting of gross profit on such sales. New unit sales revenues are derived from the sale of new modular space and portable storage units, similar to those units leased by us. Revenues from delivery and installation result from activities related to the transportation and installation of and site preparation for both leased and sold products. Other revenues are derived from other products and services including: rental of steps, furniture, ramps and security systems, sales of parts and supplies, and charges for granting insurance waivers.

Beginning in the second half of 2004, we have seen improvements in our market place. Prior to the second half of 2004, our business was adversely impacted by overall soft economic conditions over the past several years, which affected our construction customers primarily, and state budget issues in certain parts of the country that have affected our education customers. Although a portion of our business is with customers in industries that are cyclical in nature and/or subject to changes in general economic conditions, we believe that certain characteristics of the modular space and portable storage industries and our operating strategies helped us to limit our exposure to the recent economic downturn. These characteristics include our typical lease terms, which include contractual provisions requiring customers to retain units on lease for, on average, 15 months, and the fact that units on rent have an average lease duration of 27 months; the flexibility and low cost offered to our customers by leasing which may be an attractive alternative to capital purchases; our ability to redeploy units during regional recessions; the diversity of our industry exposure; and the geographic balance of our operations.

In the ordinary course of business, we acquire leasing and related businesses. On February 17, 2006, we acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units, for a purchase price of $5.2 million. This purchase resulted in the acquisition of approximately 300 units and the related customer base. On February 24, 2005, we acquired Mobile Space, Inc., a Chicago-based company that leased and sold modular space units for a purchase price of $4.8 million. This purchase resulted in the acquisition of approximately 640 units and the related customer base. On November 17, 2004, we purchased the modular space leasing business of J. Leo Chartrand Inc., a Montreal-based Canadian company. The purchase price was approximately $1.9 million and the transaction added approximately 160 units. On July 28, 2004, we, through Scotsman’s 100% owned subsidiary, Williams Scotsman Europe, S.L., acquired an 8.5% minority interest in Wiron Construcciones Modulares, S.A., headquartered in Parla, Spain, for approximately $4.7 million, which includes acquisition-related costs. Wiron Construcciones Modulares, S.A. is one of the largest modular space providers in Spain with branches located in all major cities throughout the country.

On March 26, 2004, we acquired nearly 3,800 modular Division of State Architect (“DSA”) classroom units located in the State of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. The assets were acquired using available funds under our revolving credit facility. The acquisition included the purchase of units, equipment associated with these classroom units as well as rights under all outstanding leases related to these classroom units and certain other assets. We did not acquire employees, physical facilities, sales force, or other business related items. In addition, the customer base, which is primarily public and private educational institutions in the State of California, is similar to, and in many cases duplicative of, our existing customer base. As a result, we consider the purchase of these assets an asset purchase rather than an acquisition of a business. The average age of the units when acquired was approximately 6 years while the remaining depreciable lives ranged from 2 to 19 years with an average remaining life of approximately 14 years.

In the fourth quarter of 2003, we implemented a strategic initiative to dispose of selected rental units in our lease fleet which we determined no longer merited further investment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we planned to sell to one or more buyers approximately 2,900 units. As of December 31, 2005, we have sold 97% of the selected rental units and the remaining net book value of such units amounts to less than $0.1 million. See Note 11 of the Notes to Audited Consolidated Financial Statements for further discussion.

During 2005, we completed an initial public offering of shares of our common stock. Net proceeds of the initial public offering to us were approximately $223.1 million. In connection with the initial public offering, our subsidiary, Scotsman, entered into an Amended and Restated Credit Facility. The Amended and Restated Credit Facility consists of a revolving credit facility of $500 million and a term loan of $150 million, each of which matures in 2010. We also issued $350 million aggregate principal amount of 8.5% Notes maturing in 2015. We used the net proceeds received from the initial public offering, together with the proceeds from the offering of the 8.5% Notes and the borrowings under the Amended and Restated Credit Facility to repurchase or redeem our 9.875% Notes (the 9.875% Notes) due 2007, repurchase the 10.0% Notes (the 10% Notes) due 2008, pay premium costs, accrued interest and transaction fees and expenses.

The following table shows the percentage of total revenues represented by the key items included in our statements of income. Certain amounts may not add due to rounding.

	Fiscal Year Ended December 31,
	2003	2004	2005
Revenues:
Leasing	49.1%	44.8%	41.8%
Sales:
New units	16.4	17.3	21.7
Rental equipment	4.8	5.9	6.3
Delivery and installation	21.0	23.3	22.9
Other	8.7	8.7	7.3
Total revenues	100.0	100.0	100.0
Cost of sales and services:
Leasing:
Depreciation and amortization	11.3	9.8	8.9
Other direct leasing costs	10.5	10.4	10.1
Sales:
New units	13.6	14.6	17.8
Rental equipment	3.8	4.6	4.9
Delivery and installation	18.1	20.3	19.5
Other	1.9	1.9	1.9
Total costs of sales and services	59.2	61.6	63.1
Gross profit	40.8	38.4	36.9
Selling, general and administrative expenses	17.5	16.8	16.4
Other depreciation and amortization	3.2	3.0	2.8
Interest	20.0	18.6	15.4
Loss on early extinguishment of debt	—	—	5.2
Held for sale impairment charge	4.4	—	—
Total operating expenses	45.1	38.4	39.8
Income (loss) before income taxes	(4.3)	0.0	(2.9)
Income tax expense (benefit)	(1.6)	0.7	(1.1)
Net income (loss)	(2.7)%	(0.7)%	(1.8)%

Critical Accounting Policies and Estimates

General

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 2 of the Notes to Audited Consolidated Financial Statements for further information. On an on-going basis, we evaluate estimates, including those related to depreciation of rental equipment, allowance for doubtful accounts, contingencies, goodwill impairment, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Depreciation of rental equipment

We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue (generally 20 years), and the residual value (typically 50% of original cost) is determined based on our estimate of the expected value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For example, a change in our estimated useful life to 15 years from 20 years would decrease net income by approximately $20.3 million for the year ended December 31, 2005, while a change in the residual value to 40% from 50% would reduce net income by approximately $2.9 million for the year ended December 31, 2005.

Allowance for doubtful accounts

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

Contingencies

We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent based on current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts. Our current per incident deductibles are $125,000 for employee group health insurance and $500,000 for worker’s compensation, auto, and general liability each. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims review by our staff and our insurance companies, and, periodically, the accrual is reviewed and adjusted based on our loss experience. Our loss experience is based largely on our estimates of known and anticipated claims based on historical claims experience from our operations. These estimates incorporate the information we obtain from insurers and data analysis of trends in our pending and settled claims. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued. As of December 31, 2005 and December 31, 2004, we had approximately $7.9 million and $7.3 million, respectively, of liabilities recorded related to insurance. Amounts accrued have not varied significantly from period to period or from actual experience.

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

Goodwill Impairment

At December 31, 2005, we had approximately $171.2 million of goodwill, which principally relates to businesses we acquired prior to 1999. Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. We do not amortize goodwill, but rather review our carrying value for impairment annually on October 1, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. Our geographically-based operating segments are the reporting units for purposes of our impairment test. We compare the fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of each reporting unit by utilizing published market EBITDA multiples of similar publicly traded companies as well as our own. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.

If our EBITDA was to decline substantially in the future, we may determine that our goodwill is impaired and make appropriate adjustments in accordance with our stated accounting policy for goodwill. Historically, we have acquired businesses without significant identifiable intangible assets, and accordingly, the most significant intangible asset recorded in our business combinations has been goodwill. As of December 31, 2005, the carrying value of our other intangible assets was $2.4 million, or less than 0.2% of total assets.

Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. As of December 31, 2005, our deferred tax assets were $120.3 million, net of a valuation allowance of $2.3 million, and our deferred tax liabilities were $261.3 million. Our deferred tax assets consist primarily of future tax benefits associated with our NOL carryovers. We have recorded a valuation allowance of $2.3 million based on the pending expiration in 2006 of a portion of our NOL carryovers that we estimate we will not be able to fully use. These NOL carryovers for income tax purposes have been largely created by originating deductible temporary differences in depreciation expense of our lease fleet. We expect that our taxable income in future periods will increase significantly as these differences reverse, allowing us to utilize substantially all of our NOL carryovers. If our operating results were to deteriorate and our future taxable income was insufficient to utilize these NOL carryovers before they expire, we would be required to increase the valuation allowance that we have recorded for our deferred tax assets.

Share Based Payments and Stock Compensation Expense

From time to time, we issue options to key employees under stock option plans approved by our board of directors. Since 2003, we have accounted for these option grants using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In applying the fair value accounting provisions of SFAS No. 123, we use a generally accepted option valuation model, the Cox Rubenstein binomial valuation model. This model requires specified inputs to determine the fair value of our stock options, including (i) the fair value of our common stock on the grant date, (ii) the expected volatility of our common stock over the expected option life, (iii) the risk-free interest rate, (iv) the expected dividend yield, and (v) the expected option life. As a result of our initial public offering in September 2005, we are utilizing a simplified method for determining the expected term of the option in accordance with SEC Staff Accounting Bulletin No. 107. This simplified method calculates the expected term of the option as the sum of the vesting term and the original contract term of the option divided by two. Prior to our initial public offering, we estimated expected option life using historical data that considered expected changes in our ownership that would accelerate the option vesting. The fair value of our common stock on the grant date is determined by the closing market price quoted on the NASDAQ exchange at the date of grant. Prior to the initial public offering, fair value was determined using a valuation performed by a stockholder of ours. We used this stockholder to assist us with the valuation of our common stock rather than in independent third party appraiser because we determined that this stockholder had extensive relevant valuation experience and was uniquely informed about our business and industry characteristics. This valuation was determined utilizing a variety of assumptions, including among other things, published market EBITDA multiples of comparable publicly traded companies, published data from similar private transactions, and our forecasts of future cash flows. We use historical data and objectively verifiable information to determine the risk-free interest rate and the expected dividend yield. The most sensitive estimates that we make in determining the fair value of our stock option grants is the estimated fair value of our common stock on the grant date and its expected volatility. We have used published historical stock indices of comparable companies to estimate our common stock’s volatility.

In March 2005 we granted 173,987 options with an exercise price of $14.86 per share and in September of 2005, we granted 529,100 options with an exercise price of $16.00 per share. The estimated fair value of the options of $1.1 million or $6.38 per share for the March 2005 option grant and $4.2 million or $7.97 per share for the September 2005 option grants is being amortized over the respective vesting periods of five and four years respectively. We believe that our estimates of the fair value of the stock options granted in recent periods are reasonable and supportable.

Results of Operations

2005 Compared With 2004

Revenues for the year ended December 31, 2005 were $592.5 million; a $94.5 million or 19.0% increase from revenues of $497.9 million in the same period of 2004. The increase resulted from a $24.8 million or 11.1% increase in leasing revenue, $41.9 million or 48.5% increase in sales of new units, a $19.6 million or 16.9% increase in delivery and installation revenue, and an $8.2 million or 27.8% increase in sales of rental equipment, from the same period in 2004. The 11.1% increase in leasing revenue for the year ended December 31, 2005, as compared to the same period of 2004, resulted from an average increase of approximately 4,100 units on rent and a $13 increase in the average monthly rental rate for the year ended December 31, 2005 from $250 to $263. The increase in units on rent is attributable to overall business improvement, continued strength in the southeast region of the United States and our Canadian business, increased demand for our portable storage product, and the contribution from fleet acquisitions since last year. The $13 increase in the average monthly rental rate was primarily a result of rental rate increases during 2004 and 2005, positive changes in the mix of units on rent for the comparable periods and continued price improvement in the Canadian region. Average fleet utilization of approximately 81% for the year ended December 31, 2005 was up approximately 1.4 percentage points from the same period of the prior year. The 48.5% increase in sales of new units is primarily attributable to an increase of sales, in particular, in the western and southern regions of the country primarily related to sales of classroom units as well as sales under U.S. military contracts and hurricane recovery related sales. The increase in delivery and installation revenue of 16.9% is largely due to increased units on rent for the year ended December 31, 2005 as compared to the same period of 2004 as well as an increase in sales activity discussed previously. The increase in sales of rental units of 27.8% was primarily due to the sale of rental units in the Central Southwest regions of the country as a result of hurricane recovery activity experienced during the second half of 2005 as well as sales of units in the western regions of the country.

Overall gross profit for the year ended December 31, 2005 was $218.6 million; a $27.8 million or 14.6% increase from the year ended December 31, 2004. Total gross margin percentage for the year ended December 31, 2005 was 36.9% as compared to 38.4% for the same period of 2004. In addition to factors described below, the decrease in overall gross margin percentage was impacted by a heavier mix of lower margin sales revenue. Leasing gross profit margin increased $13.0 million from the same period in 2004 while leasing gross profit margin percentage decreased by approximately 0.3%. The decrease in gross profit margin percentage was a result of a 15.8% increase in direct leasing costs for fleet refurbishment and maintenance related to increased utilization and an increase in depreciation expense from fleet growth. Gross profit margin and gross profit margin percentage related to new unit sales increased $9.4 million and 2.2%, respectively, primarily due to higher margins on sales in Canada and sales of certain modular building projects during the year ended December 31, 2005 as compared to the same period in the prior year. Delivery and installation gross margin increased $4.9 million for year ended December 31, 2005 primarily as a result of increased delivery and installation revenue discussed above. Delivery and installation gross profit margin percentage increased approximately 1.8% which is primarily attributable to the increased margins on related sales of new and rental units during the year ended December 31, 2005 as well as higher margins on certain modular building projects in 2005 as compared to 2004. Gross profit margin and gross profit margin percentage from sales of rental units increased by $2.2 million and 1.0%, respectively. Gross profit margin increased primarily as a result of the increased revenues discussed above, while the increase in gross profit margin percentage was primarily the result of the change in mix of rental units sold as compared to the same period of 2004. Gross profit margin from other revenues decreased $1.7 million while gross profit margin percentage from other revenues decreased 3.9% from the same period in 2004, primarily as a result of $3.3 million of revenue in 2004 representing the realized gain from the involuntary conversion of assets impacted by hurricanes in the southeast region of the country as well as a $1.7 million charge in 2005 related to our estimate of losses related to the impact of recent hurricanes, partially offset by final settlement of 2004 hurricane insurance proceeds of approximately $0.7 million.

Selling, general and administrative expenses for the year ended December 31, 2005 increased by approximately $13.6 million or 16.3% to $97.0 million from $83.4 million in the same period of 2004. During September 2005, we recorded approximately $2.4 million of additional stock compensation expense related to the acceleration of options vesting as a result of our initial public offering. Excluding stock compensation expense, selling, general and administrative expenses increased $9.8 million or 11.8%. This increase is primarily associated with increased employee, facility, and marketing related costs, as well as increases in the allowance for uncollectible accounts primarily to support or related to the growth of our revenues discussed above. These increases were partially offset by favorable insurance experience for the period and the recording of a charge of approximately $0.9 million in 2004 resulting from the write-off of deferred costs in connection with the suspension of negotiations related to a European acquisition target.

Interest expense decreased by 1.3% to $91.2 million for the year ended December 31, 2005 from $92.4 million in the same period in 2004. This decrease is primarily related to the amortization of our deferred financing costs decreasing $1.5 million and our total average debt decreasing $8.4 million. These decreases are partially offset by an increase in our effective interest rate of approximately 10 basis points over the same period of 2004. The decrease in the average debt balance is primarily the result of our initial public offering during the third quarter of 2005 as well as the refinancing of our debt which included entering into the Amended and Restated Credit Facility in June of 2005 and the repurchase or redemption of our 9.875% and 10% Notes during September 2005 and the issuance of the 8.5% Notes. As a result of these refinancing transactions, we recorded a loss on the early extinguishment of debt of $30.7 million resulting representing the write-off of deferred financing costs of $12.5 million and prepayment costs, premiums and unamortized discounts of $18.2 million associated with the redemption of the 9.875% and 10% Notes.

For the year ended December 31, 2005 and 2004, we recorded an income tax benefit of $6.5 million and income tax expense of $3.6 million, respectively. Our effective tax rate for the year ended December 31, 2005 was 38.8%. Our effective tax rate for the year ended December 31, 2004 was impacted by a $2.5 million charge related to a change in the estimate of the future effects of state income taxes on deferred income tax balances resulting from a change in the estimated income apportionment among states in which we do business. In addition, the effective income tax rate differs from the U.S. Federal statutory income tax rate principally because we have not recognized a benefit for NOL carryforwards generated from our operations in Mexico and Europe due to uncertainties surrounding their ultimate realization.

2004 Compared With 2003

Revenues for the year ended December 31, 2004 were $497.9 million, a $62.3 million or 14.3% increase from revenues of $435.6 million in the same period of 2003. The increase resulted from a $24.8 million or 27.1% increase in delivery and installation revenues, a $14.7 million or 20.5% increase in sales of new units, an $8.9 million or 4.2% increase in leasing revenue, an $8.6 million or 41.6% increase in sales of rental equipment and a $5.3 million or 13.9% increase in other revenue from the same period of 2003. The increases in sales of new units and corresponding increase in delivery and installation revenues are largely due to continued growth in the education industry we serve, particularly in the southeast and west regions of the country. In addition, as a percentage of total revenue, delivery and installation revenues increased 2.3% from 2003. This is primarily attributable to increased modular construction site work activities, which are more time and labor intensive, in the northeast and south central regions of the country. The 4.2% increase in leasing revenue for the year ended December 31, 2004 resulted from an increase of approximately 3,000 units on rent, which includes our purchase of California classroom units in the first quarter 2004. Average fleet utilization of approximately 80% for the year ended December 31, 2004 was up approximately 3 percentage points from the same period of the prior year. Of this increase, 2.5% is attributed to the strategic initiative to dispose of selected rental units previously discussed. The average monthly rental rate for the year ended December 31, 2004 remained flat at $250 in comparison with the prior year. The average monthly rate for the fourth quarter of 2004 was $253 as compared to $247 in the fourth quarter of 2003. Increased used sales activity, particularly in the west and southeast regions of the country, resulted in increased sales of rental equipment for the year ended December 31, 2004 as compared to the same period of 2003. Other revenue, which includes income from various ancillary items, including steps, furniture, insurance waivers, ramps and other miscellaneous items, increased 13.9% in 2004 due primarily to the $3.3 million, net of damages relating to settlement of insurance claims, resulting from a series of hurricanes in the southeast region of the United States occurring during the third quarter of 2004 (see discussion below) and an increase in steps and ramp revenues. During the year ended December 31, 2003, other revenue included $1.0 million of profit related to the sale of a branch facility.

Overall gross profit for the year ended December 31, 2004 was $190.8 million, a $12.9 million or 7.3% increase from the same period of 2003. Total gross margin percentage for the year ended December 31, 2004 was 38.4% as compared to 40.8% for the same period of 2003. In addition to the factors discussed below, the decrease in overall gross margin percentage was impacted by a heavier mix of lower margin sales revenue. Gross profit margin percentage from the sales of new units, and delivery and installation decreased by 1.5% and 0.6%, respectively, due primarily to overall competitive pricing pressures and lower margins on certain modular construction projects in the northeast region of the country. Gross profit margin from the sales of rental equipment increased by $2.1 million, primarily due to an increase in sales of rental equipment described above. Gross profit margin from other revenues increased by $3.9 million from 2003. Gross profit margin percentage related to other revenues decreased by 0.4%, primarily as a result of competitive pricing pressures related to the sale and leasing of ancillary products and offset by the insurance settlement discussed above. Leasing gross profit for the year increased by $3.1 million while leasing gross profit margin percentage was relatively flat as compared to the same period of 2003, primarily due to leasing revenue improvements described above, partially offset by increased maintenance and refurbishment costs.

SG&A for the year ended December 31, 2004 increased approximately $7.1 million or 9.3% to $83.4 million from $76.3 million for the year ended December 31, 2003. This increase is primarily associated with increased employee-related costs, business insurance, marketing related and professional fees. Also, during the fourth quarter, we recorded a charge of approximately $0.9 million resulting from the write-off of deferred costs in connection with the suspension of negotiations related to a European acquisition target.

During 2003, we implemented a strategic initiative to dispose of selected rental units in our lease fleet which were determined to no longer merit further investment. A $19.4 million impairment charge was recorded in 2003 to reflect the write-down of these assets to their estimated fair value (less costs to sell). As of December 31, 2004, we have disposed of substantially all of these units. The effects on the financial statements for the year ended December 31, 2004 of disposing of these units was not material.

During the third quarter of 2004, approximately 500 modular space and portable storage units, with a book value of approximately $3.4 million, were destroyed as a result of several hurricanes experienced in the southeast region of the United States. The majority of these units were not on rent. In addition, approximately 200 units as well as certain other company assets were damaged during the storms. The total costs related to these storms approximate $4.6 million. As of December 31, 2004, we have agreed to a preliminary settlement with our insurance companies of approximately $7.9 million to cover losses from these storms, of which, $5.0 million was received as of December 31, 2004. During the fourth quarter, we recorded in other revenue approximately $3.3 million representing the realized gain from the involuntary conversion of these assets.

Interest expense for the year ended December 31, 2004 increased by $5.3 million or 6.0% to $92.4 million from $87.2 million in the same period of 2003 due primarily to the incremental interest expense incurred on the $150.0 million 10.0% Notes. The net proceeds of the 10.0% Notes were used to repay portions of the term loan and revolving credit facility debt under the Prior Credit Facility in August 2003. This incremental interest expense was partially offset by a $61.6 million or 17.2% decrease in the average credit facility debt over the same period of 2003. Also included in the 2003 interest expense was a write-off of deferred financing costs in the amount of $2.5 million.

For the year ended December 31, 2004 and 2003, income tax expense (benefit) was $3.6 million and ($7.1) million, respectively. The increase in our effective tax rate for the year ended December 31, 2004 was impacted primarily by a change in the estimate of the future effects of state income taxes on deferred income tax balances resulting from a change in the estimated income apportionment among states in which we do business. The effective income tax rate also differs from the U.S. Federal statutory income tax rate because we have not recognized a benefit for NOL carryforwards generated from our operations in Mexico and Europe due to uncertainties surrounding their ultimate realization.

Liquidity and Capital Resources

We conduct virtually all of our business operations through Scotsman. Accordingly, our only material sources of cash are dividends that are derived from earnings and cash flow generated by Scotsman. Indebtedness of Scotsman may limit or prohibit the payment of dividends to us. In particular, the Amended and Restated Credit Facility and the indenture for the 8.5% Notes contain restrictions on the amount of dividends that Scotsman can pay us. To maintain the value of our lease fleet, which generates significant rental value, we perform periodic refurbishments to our fleet. The capital expenditures for such refurbishments are reflected in cash flow used in the investing activities but not in cash flow from operations. As a result, cash flow from operating activities should not be evaluated without also considering cash flow used in the investing activities, together with cash flow from financing activities and net loss.

During 2003, 2004 and 2005, our principal sources of funds, other than our refinancing activities discussed below, consisted of cash flow from operating sources. Cash flow from operating activities of $74.2 million in 2003, $56.9 million in 2004 and $67.5 million in 2005 were largely generated by the rental of units from our lease fleet, the associated delivery and installation services from rental and sales activities and other products. The $10.6 million increase in cash flow from operating activities for the year ended December 31, 2005 from 2004 was primarily the result of increased earnings discussed above offset by increased expenditures for ancillary product inventories such as steps and ramps to support the growth in units on rent. In addition, cash flow from operating activities were impacted by an increase in accounts receivable activity, primarily as it relates to education customers, offset by increases in accounts payable and accrued expenses due to timing of payment.

The $17.4 million decrease in cash flow from operating activities for the year ended December 31, 2004 from 2003 was substantially the result of increased receivables related to increased classroom related revenue, particularly in the west and southeast regions of the country, partially offset by an increase in payables and other accrued expenses. Revenues from education customers increased from 23% of total revenue in 2003 to 28% of total revenue in 2004. These customers are typically slower paying, resulting in the increased receivables. The increase in accounts payable and other accrued expenses resulted primarily from the timing of related payments. Other factors that contributed to the decrease in net cash provided by operating activities from 2003 to 2004 included increases in SG&A, and an increase in paid interest resulting from the incremental interest expense discussed above.

Cash flow used in investing activities was $43.6 million in 2003, $102.9 million in 2004 and $115.3 million in 2005. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. In February 2005, we acquired Mobile Space Inc., a Chicago-based company that leased and sold modular space units. This purchase resulted in the acquisition of approximately 640 units with a purchase price approximating $4.8 million. In August 2004, we made an investment in a modular space company, headquartered in Spain, for approximately $4.7 million. In May 2003, we acquired for $3.2 million a Canadian company while in March 2004, we acquired nearly 3,800 modular classrooms located in the state of California for approximately $43.5 million. See Note 3 of the Notes to Audited Consolidated Financial Statements for further discussion of these acquisitions.

The following table sets forth our investment in our lease fleet for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
	(Dollars in millions)
Capital expenditures for rental equipment:
Capital expenditures for lease fleet:
New units	$36.5	$63.4	$103.9
Betterments	16.8	16.5	35.9
Less: Proceeds from sale of used rental equipment	(20.7)	(29.4)	(37.5)
Net capital expenditure for lease fleet	32.6	50.5	102.3
Purchase of California classroom fleet	—	43.5	—
Purchase price allocated to fleet of acquired businesses	2.6	1.2	3.4
Net capital expenditures for rental equipment	$35.2	$95.2	$105.7

Other direct leasing costs included in the statement of operations	$45.7	$51.8	$59.9

We believe we can manage the capital requirements of our lease fleet, and thus our cash flow, through the careful monitoring of our lease fleet additions.

Our maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of rental equipment helps preserve the overall quality of our lease fleet and enhances cash flow. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures that significantly extend the economic useful life of a unit or that materially alter a unit’s configuration are capitalized. Consistent with the increase in our fleet utilization discussed earlier, capitalized betterments for the year ended December 31, 2005 increased $19.4 millin from the same period of 2004.

Other capital expenditures of $7.6 million, $8.1 million and $12.0 million in 2003, 2004 and 2005, respectively, consist of items not directly related to the lease fleet, such as branch buildings, land, equipment, leasehold improvements and management information systems.

Net cash (used in) provided by financing activities was ($30.6) million in 2003, $46.2 million in 2004, and $47.4 million in 2005. Net cash used in financing activities for 2003 consisted largely of net repayments of our revolving credit facility debt and term loan under our then existing credit facility. Net cash provided by financing activities for 2004 consisted of additional net borrowings under our then existing revolving credit facility, which were used to supplement cash flow from operating activities in the funding of capital expenditures, as well as the $43.5 million California fleet purchase as described above. Net cash provided by financing activities for 2005 was primarily related to the results of our refinancing transactions and proceeds from our initial public offering discussed below.

On September 23, 2005, we completed an initial public offering of 14,705,882 shares of common stock for $217.3 million (net of underwriting fees and other offering expenses of approximately $18.6 million). In addition, in connection with the initial public offering, 454,365 stock options were exercised by our management and sold, resulting in additional net proceeds of approximately $0.9 million. In addition, we recorded a tax benefit of $2.3 million related to the exercise of the stock options as additional paid-in capital. Proceeds of the initial public offering were used to reduce debt. Also, on October 18, 2005, we received approximately $6.0 million related to the exercise of over-allotment options by the underwriters to purchase 400,000 shares of our common stock, which was used to pay down borrowings under our Amended and Restated Credit Facility.

On September 29, 2005, we issued $350.0 million of 8.5% Notes. We used the net proceeds of $340.9 million received from this offering together with the proceeds from our initial public offering and the borrowings under the Amended and Restated Credit Facility to repurchase or redeem the 9.875% Notes and repurchase $148.2 million of the 10.0% Notes. The repurchase or redemption of the 9.875% and 10.0% Notes (together, the Notes) was conducted through a tender offer and consent solicitation whereby we offered to purchase all outstanding 10.0% Notes at a cash price of 109.522% of the principal amount and all outstanding 9.875% Notes at a cash purchase price of 100.5% of the principal amount plus accrued and unpaid interest. On September 29, 2005, in connection with the tender offer of the Notes, we purchased $148.2 million of the 10% Notes and $521.0 million of the 9.875% Notes and legally defeased all remaining outstanding 9.875% Notes. Approximately $25.5 million in deferred financing fees and premium costs related to the tender offer of the extinguished debt was expensed immediately and included in loss on early extinguishment of debt.

The 8.5% Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries of Scotsman. Willscot Equipment, LLC, a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the 8.5% Notes on a subordinated basis. None of our foreign subsidiaries of Scotsman (other than our Canadian subsidiary) guarantee the notes. The 8.5% Notes are due on October 1, 2015, with interest payable semi-annually on April 1 and October 1 of each year. On October 1, 2010, the 8.5% Notes will become redeemable at our option, at a redemption price of 104.25% of the principal amount during the 12 month period beginning October 1, 2010 declining to 100.0% on October 1, 2013.

On June 28, 2005, we entered into an Amended and Restated Credit Facility, the net proceeds of which were used to refinance our prior credit agreement. The Amended and Restated Credit Facility provides for a $500.0 million revolving credit facility and a $150.0 million term loan, both maturing on June 28, 2010. Our total credit facility (including the term loan and revolver commitment) was $650 million at December 31, 2005. Interest on borrowings under the revolver and term loan is payable at a rate of either prime plus 1% or the Eurodollar rate plus 2.5%. The interest rate margin is subject to pricing adjustments after October 1, 2005 based on excess availability and a ratio defined in the credit agreement. Approximately $5.2 million in deferred financing costs related to the prior credit facility were expensed immediately for the year ended December 31, 2005 and included in loss on early extinguishment of debt.

Borrowings under the Amended and Restated Credit Facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. The Amended and Restated Credit Facility contains affirmative and negative covenants customary for such financings including restrictions that substantially limit the amount of dividends that Scotsman and its subsidiaries can pay to us. In addition, if Scotsman does not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test. During 2005, Scotsman met the excess availability requirements and currently, Scotsman does not have to comply with the financial covenants. Excess availability calculated in accordance with the credit agreement under this facility was $115.4 million at December 31, 2005.

For the next twelve months, we expect that cash flow from operations, cash on hand and available borrowing capacity under the Amended and Restated Credit Facility will be adequate to finance our development plans, ongoing operations and debt service obligations under the Amended and Restated Credit Facility and the 8.5% Notes. Over the longer term, we believe that cash flow from operations and available borrowing capacity under the Amended and Restated Credit Facility will generally be sufficient to fund our operations and debt service obligations. However, in order to repay the Amended and Restated Credit Facility and the 8.5% Notes at maturity, we will need to either refinance these facilities with indebtedness and/or raise equity capital. Also, in order to complete a major acquisition in North America or expand significantly in Europe, we may need to incur additional indebtedness or issue additional equity capital.

At December 31, 2005, we had outstanding $350 million of 8.5% due in 2015 and $514.1 million in term loan and revolving credit facility debt under our Amended and Restated Credit Facility due in 2010. For a description of the 8.5% Notes, see Note 6 of the Notes to Audited Consolidated Financial Statements. Borrowings under the Amended and Restated Credit Facility of $514.1 million include $150.0 million in term loans and $364.1 million outstanding under the revolving credit facility at December 31, 2005.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations

A summary of our significant contractual obligations as of December 31, 2005 is as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Long term debt obligations (1)	$501,800	$—	$1,800	$150,000	$350,000
Capital lease obligations	3,496	662	1,327	880	627
Revolving credit facility (1)	364,150	—	—	364,150	—
Interest on variable rate debt obligations (2)	148,075	32,906	65,811	49,358	—
Interest on fixed rate debt obligations	291,814	30,143	60,215	59,803	141,653
Operating leases (3)	26,726	6,623	8,649	4,659	6,795
Rental equipment purchase obligations (4)	44,376	44,376	—	—	—

Total contractual obligations	$1,380,437	$114,710	$137,802	$628,850	$499,075

(1)

As more fully described in Note 6 of the Notes to Audited Consolidated Financial Statements, we had a $150.0 million term loan, $364.1 million borrowed under a revolving credit facility, and $350.0 million and $1.8 million of the 8.5% Notes and 10.0% Notes, respectively, outstanding as of December 31, 2005.

(2)	Represents interest on variable rate revolving credit facility and term loan debt assuming a 6.4% interest rate, the rate in effect on December 31, 2005.

(3)

In accordance with SFAS No. 13, Accounting for Leases, operating lease obligations are not reflected in the balance sheet. See Note 8 of Notes to Audited Consolidated Financial Statements for additional information. Amounts included reflect both interest and principal payments.

(4)	Represents open purchase order commitments related to purchases of new rental units.

The amount of standby letters of credit, which expire in 2006 unless renewed, was $20.5 million at December 31, 2005.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Risk

We are exposed to foreign currency translation risks. We have not entered into contracts or financial instruments to manage this risk. The exposure related to fluctuations in the exchange rates on the local currency of our 100% owned Canadian, Mexican, and European subsidiaries, Williams Scotsman Inc. of Canada, Williams Scotsman Mexico S. de R.L. de C.V., and Williams Scotsman Europe, S.L. are not significant to overall operations. The effect of changes in the exchange rate has been separately identified in the cash flow statement.

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to interest rate changes:

Year of Maturity at December 31, 2005

(in thousands)

	2006	2007	2008	2009	2010+	Total	Fair Value

Variable Rate Debt	$—	$—	$—	$—	$514,150	$514,150	$514,150
Average Interest Rate	—	—	—		6.40%

Fixed Rate Debt, including capital lease obligations	662	665	2,462	569	350,938	355,296	355,449
Average Interest Rate (includes imputed interest related to capital leases)	7.63%	7.63%	8.27%	7.63%	8.50%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Williams Scotsman International, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman International, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 17, 2006

Williams Scotsman International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2005	2004
	(In thousands)
Assets
Cash	$469	$939
Trade accounts receivable, net of allowance for doubtful accounts of $812 in 2005 and $606 in 2004	94,661	76,579
Prepaid expenses and other current assets	46,630	38,330
Rental equipment, net of accumulated depreciation of $282,730 in 2005 and $253,892 in 2004	944,629	880,723
Property and equipment, net	81,177	79,951
Deferred financing costs, net	18,042	16,667
Goodwill	171,166	170,340
Other intangible assets, net	2,369	2,977
Other assets	21,477	18,105
Total assets	$1,380,620	$1,284,611

Liabilities and stockholders’ equity
Accounts payable	$60,685	$42,225
Accrued expenses and other current liabilities	41,107	39,963
Rents billed in advance	23,621	21,375
Revolving credit facility	364,150	102,130
Long-term debt, net	505,296	907,356
Deferred income taxes	141,020	150,415
Total liabilities	1,135,879	1,263,464

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 51,869,427 shares as of December 31, 2005 and 36,156,668 shares as of December 31, 2004	519	362
Additional paid-in capital	471,406	240,474
Retained earnings	51,846	62,170
Accumulated other comprehensive income	16,908	14,079
	540,679	317,085
Less treasury stock – 12,597,848 common shares in 2005 and 2004, at cost	(295,938)	(295,938)
Total stockholders’ equity	244,741	21,147
Total liabilities and stockholders’ equity	$1,380,620	$1,284,611

See accompanying notes.

Williams Scotsman International, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31
	2005	2004	2003
	(In thousands except per share amounts)
Revenues
Leasing	$247,713	$222,867	$213,976
Sales:
New units	128,244	86,344	71,635
Rental equipment	37,530	29,355	20,734
Delivery and installation	135,715	116,106	91,318
Other	43,256	43,253	37,980
Total revenues	592,458	497,925	435,643

Cost of sales and services
Leasing:
Depreciation and amortization	52,614	48,888	49,097
Other direct leasing costs	59,932	51,777	45,731
Sales:
New units	105,377	72,885	59,411
Rental equipment	28,909	22,896	16,361
Delivery and installation	115,730	101,061	78,856
Other	11,290	9,605	8,274
Total costs of sales and services	373,852	307,112	257,730
Gross profit	218,606	190,813	177,913

Selling, general and administrative expenses	96,968	83,407	76,297
Other depreciation and amortization	16,618	14,787	13,869
Interest, including amortization of deferred financing costs of $5,465, $6,959 and $8,789	91,203	92,444	87,174
Loss on early extinguishment of debt	30,678	—	—
Held for sale impairment charge	—	—	19,386
Total operating expenses	235,467	190,638	196,726

Income (loss) before income taxes	(16,861)	175	(18,813)
Income tax expense (benefit)	(6,537)	3,586	(7,131)

Net loss	$(10,324)	$(3,411)	$(11,682)

Loss per common share - basic	$(0.37)	$(0.14)	$(0.50)

Loss per common share - diluted	$(0.37)	$(0.14)	$(0.50)

See accompanying notes.

Williams Scotsman International, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2003	23,559	$362	$238,972	$77,263	$(1,386)	$(295,938)	$19,273
Comprehensive loss:
Net loss	—	—	—	(11,682)	—	—	(11,682)
Foreign currency translation adjustment	—	—	—	—	10,007	—	10,007
Comprehensive loss							(1,675)
Non-cash stock compensation expense	—	—	766	—	—	—	766
Balance at December 31, 2003	23,559	362	239,738	65,581	8,621	(295,938)	18,364
Comprehensive income:
Net loss	—	—	—	(3,411)	—	—	(3,411)
Foreign currency translation adjustment	—	—	—	—	5,458	—	5,458
Comprehensive income							2,047
Non-cash stock compensation expense	—	—	736	—	—	—	736
Balance at December 31, 2004	23,559	362	240,474	62,170	14,079	(295,938)	21,147
Option exercises for purchase of common stock, including income tax benefit of $2,858	607	6	4,235	—	—	—	4,241
Issuance of common stock (less direct costs of $18,602)	15,106	151	222,941	—	—	—	223,092
Comprehensive loss:
Net loss	—	—	—	(10,324)	—	—	(10,324)
Foreign currency translation adjustment	—	—	—	—	2,829	—	2,829
Comprehensive loss	—	—	—	—	—	—	(7,495)
Non-cash stock compensation expense	—	—	3,756	—	—	—	3,756
Balance at December 31, 2005	39,272	$519	$471,406	$51,846	$16,908	$(295,938)	$244,741

See accompanying notes.

Williams Scotsman International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2005	2004	2003
	(In thousands)
Cash flows from operating activities
Net loss	$(10,324)	$(3,411)	$(11,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,697	70,634	71,755
Amortization of bond discount	268	357	357
Provision for bad debts	3,204	2,248	2,286
Loss on early extinguishment of debt	30,678	—	—
Deferred income tax expense (benefit)	(6,537)	3,137	(7,640)
Non-cash stock compensation expense	3,756	736	766
Gain on insurance recovery	(662)	(3,373)	—
Non-cash held for sale impairment charge	—	—	19,386
Gain on sale of rental equipment‘	(8,621)	(6,459)	(4,373)
Gain on sale of fixed assets	(23)	(7)	(810)
(Increase) decrease in net trade accounts receivable	(20,778)	(22,375)	6,881
Increase in accounts payable and accrued expenses and other current liabilities	19,623	22,261	6,161
Increase in prepaid expenses and other current assets	(12,037)	(4.015)	(9,432)
Other	(5,729)	(2,870)	561
Net cash provided by operating activities	67,515	56,863	74,216

Cash flows from investing activities
Rental equipment additions	(139,815)	(79,867)	(53,307)
Proceeds from sales of rental equipment	37,530	29,355	20,734
Proceeds from insurance recovery	3,616	5,000	—
Acquisition of businesses, net of cash acquired	(4,631)	(5,791)	(3,434)
Purchase of California classroom fleet	—	(43,572)	—
Purchase of property and equipment, net	(12,005)	(8,062)	(7,632)
Net cash used in investing activities	(115,305)	(102,937)	(43,639)

Cash flows from financing activities
Proceeds from debt	1,473,724	553,937	597,378
Repayment of debt	(1,631,548)	(506,987)	(619,903)
Proceeds from initial public offering of common stock, net	223,092	—	—
Proceeds from exercise of stock options	1,383	—	—
Increase in deferred financing costs	(19,266)	(757)	(8,041)
Net cash provided by (used in) financing activities	47,385	46,193	(30,566)

Effect of exchange rate changes	(65)	433	(53)
Net increase (decrease) in cash	(470)	552	(42)

Cash at beginning of year	939	387	429
Cash at end of year	$469	$939	$387

Supplemental cash flow information:
Cash paid for income taxes	$—	$665	$451
Cash paid for interest	$90,463	$84,903	$74,608

See accompanying notes

Williams Scotsman International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

December 31, 2005

1. Organization and Basis of Presentation

Williams Scotsman International, Inc. (Williams Scotsman International) was organized in November 1993 for the purpose of acquiring Williams Scotsman, Inc. (Scotsman). The operations of Williams Scotsman International and its subsidiary (collectively “the Company”), consist of the leasing and sale of mobile offices, storage products, and their delivery and installation. The Company’s operations include Scotsman’s 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), Williams Scotsman of Canada, Inc., Williams Scotsman Mexico S. de R.L. de C.V., and Williams Scotsman Europe S.L. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to Scotsman under a master lease. Additionally, Willscot has entered into a management agreement with Scotsman whereby it pays a fee to Scotsman in an amount equal to the rental and other income (net of depreciation expense) it earns from Scotsman. Therefore, Willscot earns no net income.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, and certain parts of Mexico.

On May 25, 2005, the Company filed with the Secretary of State of the State of Delaware, a Certificate of Amendment of its Certificate of Incorporation. The amendment changed the name of the Company from Scotsman Holdings, Inc. to Williams Scotsman International, Inc.

2. Summary of Significant Accounting Policies

(a)  Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Williams Scotsman International and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(c)  Fair Value of Financial Instruments

Because of their short-term nature, the amounts reported in the consolidated balance sheet for cash, receivables, the revolving credit facility and accounts payable approximate fair value. The investment in Wiron is not readily marketable and it is not practicable to estimate its fair value. The fair value of long-term debt is based on quoted market prices. As of December 31, 2005 and 2004, the fair market value and cost of the Company’s long-term debt, net were $505,449 and $505,296 and $933,689 and $928,178, respectively. The Company does not have a significant amount of credit risk associated with the fair value of its assets and liabilities.

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

(e)  Leasing Operations

Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 15 months at December 31, 2005. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of generally 20 years and an estimated residual value of typically 50%.

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

The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The geographically based operating segments of the Company are the reporting units for the impairment test. The Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company estimates the fair values of its reporting units by utilizing market operating data multiples of similar publicly traded companies, as well as our own. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

(i)  Other Intangible Assets

Intangible assets consist principally of non-compete agreements and customer relationships acquired in business combinations. These intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 24 months to 228 months. Amortization expense was approximately $800 and $700 in 2005 and 2004, respectively. The weighted-average remaining life of these identified intangible assets is 65 months.

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

(k)  Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. The Company selected the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock—Compensation-Transition and Disclosure (SFAS No. 148). Gross compensation cost recognized related to stock-based compensation for the year ended December 31, 2005, 2004 and 2003 was  $3,756, $736 and $766, respectively.

The weighted-average fair value of options granted in 2005, 2004, and 2003 were $7.59, $5.11, and $5.46, respectively. The following assumptions were used to compute these fair values using the Cox Ross Rubinstein binomial model at each grant date:

	2005	2004	2003
Risk-free interest rate	4.13%	3.85%	2.97%
Expected life in years	5.00-6.25	5.00	5.00
Volatility	46.4%	42.9%	45.2%
Dividend yield	0%	0%	0%

As a result of the Company’s initial public offering in September 2005, the Company has utilized a simplified method for determining the expected term of the options in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107. This simplified method calculates the expected term of the options as the sum of the vesting term and original contract term of the option divided by two. This method applies to both the Company’s time-based and performance vesting options issued in September 2005, as the Company believes that performance options will be exercised in a pattern consistent with time-based options. Prior to the Company’s initial public offering, the expected term was estimated using historical data that considered expected changes in ownership of the Company that would accelerate option vesting.

During 2005, the Company recorded $2,387 of stock compensation expense related to the accelerated vesting of options as a result of the Company’s initial public offering. During 2004 and 2003, a modification was made for the continuation of certain employees’ options after their termination from the Company. The weighted-average fair value of their modified options, risk free interest rate at the modification date, expected life and volatility (as estimated based upon a historical average of comparable stock indices) was $7.93, 2.78%, 3.11 years, and 39.9% for 2004 and $9.23, 2.06%, 3.81 years, and 45.3% for 2003, respectively.

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

(m)  Advertising costs

Advertising costs are generally expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003 was $4,622, $4,345, and $3,935, respectively, and is included in selling, general, and administrative expenses in the consolidated statements of operations.

(n)  Earnings Per Share

The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	2005	2004	2003
Weighted-average shares-basic	27,763,324	23,558,805	23,558,805

Effect of employee stock options	—	—	—

Weighted-average shares-diluted	27,763,324	23,558,805	23,558,805

Common stock equivalents of approximately 1,243,552, 1,296,823 and 1,350,065 were excluded from the weighted-average shares-diluted total for the years ended December 31, 2005, 2004 and 2003, respectively, due to their anti-dilutive nature, which resulted from the Company’s net loss for such periods.

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

Sales of new units are typically covered by warranties provided by the manufacturer of products sold. The Company provides a limited 30-day warranty for certain sales of rental equipment. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was not material for the years ended December 31, 2005, 2004 and 2003.

Other revenue consists principally of revenue from the rental or sale of ancillary items associated with the rental or sale of related equipment. These items typically consist of steps, ramps and other products, insurance waivers and other miscellaneous revenue. If these items are associated with equipment under operating leases, revenue is recognized over the related lease term. Otherwise, revenue is recognized when the item is delivered or the service is performed.

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

3. Acquisitions

Acquisition of Mobile Space Inc.

On February 24, 2005, the Company acquired Mobile Space Inc., a Chicago-based company that leased and sold modular space units. This purchase resulted in the acquisition of approximately 640 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $4,800, of which approximately $710 was recorded as an increase to goodwill. The acquisition was financed with borrowings under the Company’s credit facility.

Minority Investment in Wiron Construcciones Modulares, SA

On July 28, 2004, the Company, through Scotsman’s 100% owned subsidiary, Williams Scotsman Europe, S.L., acquired an 8.5% minority interest in Wiron Construcciones Modulares, SA., (Wiron) headquartered in Parla, Spain and secured a right of first refusal to acquire any or all of the shares of Wiron in the future. Wiron is one of the largest modular space providers in Spain with branches located in all major cities throughout the country. The Company acquired its 8.5% minority interest for approximately $4,700, which includes acquisition related costs. The Company accounts for this minority investment using the cost method. There were no events or  changes in circumstances that had a significant adverse effect on the fair value of the investment during the year ended December 31, 2005. As of December 31, 2005 and  2004, the Company’s investment in Wiron approximated $4,541 and $4,797, respectively, and is included in other assets in the consolidated balance sheets. As of December 31, 2005, the Company has on lease to Wiron approximately $2,000 of rental equipment. Rental income from these leases was approximately $80 for the year ended December 31, 2005.

Purchase of California Classroom Units

On March 26, 2004, the Company acquired nearly 3,800 relocatable Division of State Architect classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43,500. The assets were acquired using available funds under the Company’s revolving credit facility. The acquisition included the purchase of units, equipment associated with these classroom units as well as rights under all outstanding leases related to these classroom units and certain other assets. The Company did not acquire employees, physical facilities, sales force, or other business related items. In addition, the customer base, which is primarily related to public and private educational institutions in the State of California, is similar to, and in many cases duplicative of, the Company’s existing customer base. As a result, the Company considers the purchase of these assets an asset purchase rather than an acquisition of a business.

Acquisition of AFA Locations Inc.

On May 29, 2003, the Company acquired AFA Locations Inc. (AFA), a privately-held, Montreal, Canadian-based company that was involved in the leasing of mobile offices built by the manufacturing operations of AFA’s consolidated entity. The purchase of the leasing business resulted in the acquisition of approximately 300 units at a value of approximately $2,600 and the related customer base. The transaction was accounted for under the purchase method of accounting with a net purchase price of approximately $3,200 and $600 of goodwill. The acquisition was financed with borrowings under the Company’s credit facility.

4. Property and Equipment

Property and equipment consist of the following:

	December 31
	2005	2004
Land	$19,631	$19,286
Buildings and improvements	42,175	40,229
Furniture and equipment	57,220	53,445
Computer software	19,838	18,941
Capital leases	4,028	1,985
	142,892	133,886
Less accumulated depreciation	61,715	53,935
Net property and equipment	$81,177	$79,951

Depreciation expense, including that of capital leases, related to property and equipment was $10,901, $9,112, and $8,229 for the years ended December 31, 2005, 2004, and 2003, respectively. Accumulated depreciation related to capital leases was $653 and $118 as of December 31, 2005 and 2004, respectively. Included in depreciation expense is amortization expense related to capitalized computer software cost of $3,713, $3,550, and $2,916 for the years ended December 31, 2005, 2004, and 2003, respectively.

5. Other Intangible Assets

The following table summarizes the balances of other intangible assets:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable:
Non-compete agreements	$3,527	$2,470	$1,057	$3,362	$1,802	$1,560
Customer relationships	2,192	880	1,312	2,192	775	1,417
	$5,719	$3,350	$2,369	$5,554	$2,577	$2,977

Amortization expense was approximately $800, $700, and $700 in 2005, 2004, and 2003, respectively. Covenants not-to-compete and customer relationships are being amortized on a straight-line basis over periods of 36 to 228 months. The weighted-average remaining life of these intangible assets is 65 months. Amortization expense for each of the next five years is as follows:

2006	$501
2007	376
2008	326
2009	209
2010	119
Thereafter	838

6. Revolving Credit Facility and Long-Term Debt

Debt consists of the following:

	December 31
	2005	2004

Borrowings under revolving credit facility	$364,150	$102,130
Term loan	150,000	206,307
8.5% senior notes	350,000	—
9.875% senior notes, net of unamortized discount of $833 in 2004	—	549,167
10.0% senior secured notes	1,800	150,000
Capital lease obligations	3,496	1,882
	$869,446	$1,009,486

On June 28, 2005, the Company entered into an amended and restated credit facility, the net proceeds of which were used to refinance the then existing credit agreement. The amended and restated credit facility provides for a $500,000 revolving credit facility and a $150,000 term loan, both maturing on June 28, 2010. Interest on borrowings under the revolver and term loan is payable at a rate of either prime plus 1% or the Eurodollar rate plus 2.5%. The interest rate margin is subject to pricing adjustments based on excess availability and a ratio defined in the credit agreement. In connection with the refinancing, approximately $5,200 of deferred financing costs related to the prior credit facility were expensed immediately and included in loss on early extinguishment of debt. The weighted-average interest rates of the revolver under the credit agreement were 6.37% and 5.55% at December 31, 2005 and 2004, respectively. The weighted-average interest rates of the term loan under the credit agreement were 6.64% and 5.18% at December 31, 2005 and 2004, respectively.

Borrowings under the amended and restated credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in the Company’s rental equipment, accounts receivable, property and equipment, and other assets. The amended and restated credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman can pay to Williams Scotsman International. In addition, if the Company does not meet certain excess availability requirements, it will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test. As of December 31, 2005, the Company met the excess availability requirements and did not have to comply with the financial covenants. Excess availability calculated in accordance with the credit agreement under this facility was approximately $115,400 at December 31, 2005. The Company believes it will have sufficient liquidity under its revolving line of credit and from cash generated from operations to fund its operations for at least the next 12 months.

On September 29, 2005, Scotsman issued $350,000 of 8.5% Senior Notes due 2015. The Company used the net proceeds of approximately $340,900 received from this offering together with the proceeds from the Company’s initial public offering and the borrowings under the amended and restated credit facility to repurchase or redeem the 9.875% Notes due 2007 (9.875% Notes) and repurchase $148,200 of the 10.0% Notes due 2008 (10.0% Notes). The repurchase or redemption of the 9.875% and 10.0% Notes (together, the Notes) was conducted through a tender offer and consent solicitation whereby the Company offered to purchase all outstanding 10.0% Notes at a cash price of 109.522% of the aggregate principal amount of such notes and all outstanding 9.875% Notes at a cash purchase price of 100.5% of the aggregate principal amount of such notes plus accrued and unpaid interest. In connection with the tender offer of the Notes, the Company purchased the 9.875% Notes and $148,200 of the 10% Notes. In connection with the debt extinguishment, $30,678 in deferred financing fees and premium costs related to the tender offer and the extinguished debt were expensed and included in loss on early extinguishment of debt.

The 8.5% Notes are fully and unconditionally guaranteed on a senior unsecured basis by Williams Scotsman International and certain subsidiaries of Scotsman. Willscot has fully and unconditionally guaranteed the 8.5% Notes on a subordinated basis. None of the foreign subsidiaries of Scotsman (other than its Canadian subsidiary) guarantee the notes. The 8.5% Notes are due on October 1, 2015, with interest payable semi-annually on April 1 and October 1 of each year. On October 1, 2010, the 8.5% Notes will become redeemable at the option of the Company, at a redemption price of 104.25% during the 12 month period beginning October 1, 2010 declining to 100.0% during the 12 month period beginning October 1, 2013 and thereafter.

Letter of credit obligations at December 31, 2005 and 2004 were approximately $20,464 and $10,670, respectively. Maturities of debt during the years subsequent to December 31, 2005 are $662 in 2006, $665 in 2007, $2,462 in 2008, $569 in 2009, $514,461 in 2010, and $350,627 thereafter.

7. Stockholders’ Equity

On September 23, 2005, the Company completed an initial public offering of 14,705,882 shares of common stock. Further, on October 18, 2005, the underwriters exercised over-allotment options to purchase 400,000 shares of the Company’s common stock. Total proceeds of the initial public offering and over-allotment options was $223,092  (net of underwriting fees and other offering expenses of $18,602). In addition, in connection with the initial public offering, 454,365 stock options were exercised by management of the Company and sold, resulting in additional net proceeds to the Company of $945. The Company recorded an excess income tax benefit of approximately $2,300 related to the exercise of these stock options as additional paid-in capital. Proceeds of the initial public offering were used to reduce debt.

8. Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

	December 31
	2005	2004
Deferred tax liabilities:
Cost basis in excess of tax basis of assets and accelerated tax depreciation:
Rental equipment	$259,095	$267,761
Property and equipment	985	2,682
Other	1,262	1,081
Total deferred tax liabilities	261,342	271,524

Deferred tax assets:
Allowance for doubtful accounts	326	244
Rents billed in advance	9,554	8,608
Stock-based compensation	5,458	4,566
Deferred compensation	367	453
Net operating loss carryovers	102,955	109,380
Alternative minimum tax credit carryovers	1,760	1,760
Other	2,216	1,330
	122,636	126,341
Less: valuation allowance	(2,314)	(5,232)
Total deferred tax assets	120,322	121,109
Net deferred tax liabilities	$141,020	$150,415

At December 31, 2005, the Company had net operating loss carryovers available for federal and foreign income tax purposes of approximately $265,000. These net operating loss carryovers expire at various dates from 2006 to 2025.

Net operating loss carryovers in the amount of $7,800, $371, and $774, expired in 2005, 2004, and 2003, respectively. A valuation allowance of $2,314 is recorded based on the expected expiration of additional net operating loss carryovers. Alternative minimum tax credit carryovers of approximately $1,760 are available without expiration limitations.

Income tax expense (benefit) consists of the following:

	Year ended December 31
	2005	2004	2003
Current
Federal	$—	$—	$—
State	—	412	400
Foreign	—	150	109
	—	562	509
Deferred
Federal	(8,989)	562	(8,178)
State	(1,781)	117	(1,357)
Foreign	4,233	2,345	1,895
	(6,537)	3,024	(7,640)

Total income taxes	$(6,537)	$3,586	$(7,131)

The provision for income taxes is reconciled to the amount computed by applying the U.S. Federal statutory corporate tax rate of 35% to loss before income taxes as follows:

	Year ended December 31
	2005	2004	2003

Income tax expense (benefit) at statutory rate	$(5,901)	$61	$(6,585)
State income taxes, net of federal tax benefit	(1,158)	344	(654)
Amortization of intangible assets	—	—	47
Change in valuation allowance	—	430	—
Cumulative change in deferred taxes from increase in estimated effective U.S. state tax rate	—	2,549	—
Other (including effect of foreign operations)	522	202	61
	$(6,537)	$3,586	$(7,131)

During 2004, the income tax expense increased by $2,549 related to a change in the estimate of the future effects of state income taxes on cumulative temporary differences, resulting from a change in the estimated income apportionment among states in which the Company does business.

The components of income (loss) from consolidated operations before income taxes is as follows:

	Year ended December 31
	2005	2004	2003

United States	$(28,563)	$(5,759)	$(23,700)
Foreign	11,702	5,934	4,887
	$(16,861)	$175	$(18,813)

Deferred U.S. income taxes have not been recorded for basis differences related to investments in foreign subsidiaries. These basis differences were approximately $29.3 million at December 31, 2005 and consisted primarily of undistributed earnings. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

9. Commitments and Contingencies

The Company is obligated under noncancelable leases for certain equipment, vehicles and parcels of land. At December 31, 2005 approximate future minimum rental payments are as follows:

	Operating Leases	Capital Leases
2006	$6,623	$875
2007	4,969	875
2008	3,680	867
2009	2,683	749
2010	1,976	434
Thereafter	6,795	967
	26,726	4,767
Less: Amounts representing interest	—	1,271
Total minimum future lease payments	$26,726	$3,496

Rent expense was $13,555, in 2005, $12,869, in 2004, and $13,155, in 2003.

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

In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim for which the Company has received approximately $500 during 2005. The Company is pursuing these claims vigorously, expects to be reimbursed for the remaining damages and believes that recovery of these amounts is probable and will be received in the next 12 months. As of December 31, 2005 and 2004, the Company recorded amounts due of  $1,058 and $1,600, respectively. These amounts are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet.

10. Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute up to the dollar limit described in Section 402(g) of the Code ($14 in 2005). All amounts deferred under this salary reduction feature are fully vested. In accordance with the Economic Growth and Tax Relief Act of 2001, the Plan also allows employees over the age of 50 to contribute an additional $4 as a “catch-up contribution.”

The 401(k) Plan has a “matching” contribution feature under which the Company may contribute a percentage of the amount deferred by each participant, excluding the “catch-up contribution.” Such percentage, if any, is determined by Company management at its discretion. The Plan also has a discretionary “profit sharing” feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Company contributions to the 401(k) Plan participant vest ratably during the first five years of a participant’s employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were $582 in 2005, $315 in 2004, and $261 in 2003. The Company temporarily eliminated the 401(k) employer match in April 2003 as part of a cost reduction initiative. On January 1, 2004, the Company reinstated the employer match program for 401(k) contributions. No contributions have been made by the Company under the profit-sharing feature.

The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. All amounts credited to participants’ accounts are deemed invested in the investment vehicles of the employee’s choice. As of December 31, 2005 and 2004, the total amount deferred under this plan, including earnings, was approximately $321 and $541, respectively.

The Company’s has awarded members of its board of directors restricted stock units valued at $270. These restricted stock unit awards will fully vest in six months from the award date, and will be settled at that time in shares of the Company’s common stock. The shares received in respect of the restricted stock unit awards cannot be sold or transferred until one year after the recipient has ceased to serve as a director of the Company. For the year ended December 31, 2005, 16,872 restricted stock units were granted at a weighted-average grant price of $16.04 per share and remain unvested at December 31, 2005. The Company has recorded approximately $113 of stock compensation related to these awards for the year ended December 31, 2005.

The Company has adopted stock option plans for certain key employees of the Company. In 2005, the Company adopted the 2005 Employee Stock Option Plan (the “2005 Plan”) which allowed for up to 1.8 million options to be granted. In 2003 the Company adopted the 2003 Employee Stock Option Plan (the “2003 plan”) which allowed for up to 874,690 options to be granted. Under the 1997 Employee Stock Option Plan (the “1997 Plan”), up to 1,823,538 options to purchase the Company’s outstanding common stock could be granted. The 1997 plan was subsequently amended and restated in 1998 (the “Amended and Restated 1997 Employee Stock Option Plan”). Prior to the 1997 Recapitalization, the Company had adopted the 1994 Employee Stock Option Plan (the “1994  plan”) for certain key employees. All options outstanding under the 2003 Plan and 1997 Plan eligible for vesting became fully vested in conjunction with the Company’s initial public offering. As a result of this accelerated vesting, the Company recorded approximately $2,400 of additional stock compensation. All options outstanding under the 1994 plan became fully vested in conjunction with the 1997 Recapitalization. The four stock option plans are referred to collectively as the “Stock Option Plans.”

The options under the Stock Option Plans are granted with an exercise price equal to the estimated fair value of the shares as of the date of grant. Under the 2005 Plan, fifty percent of the options granted vest ratably over four years, and fifty percent vest based on the Company meeting certain financial goals over a four-year period. For the 2003 Plan, 1997 Plan and 1994 Plan, fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five-year periods. All options expire 10 years from the date of grant.

A summary of stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Beginning balance	4,939,108	$7.42	4,797,826	$7.23	4,255,519	$6.28
Granted	703,087	15.72	269,442	13.32	747,099	13.32
Exercised	(606,892)	(2.28)	—	—	—	—
Forfeited	(818,545)	(11.88)	(128,160)	(12.78)	(204,792)	(9.63)
Ending balance	4,216,758	8.61	4,939,108	7.42	4,797,826	7.23

Exercisable at end of year	3,687,658	7.55	3,802,825	5.74	3,726,799	5.57

Exercise prices for options outstanding as of December 31, 2005 are detailed in the following table.

Exercise Price	Shares Outstanding at December 31, 2005	Shares Exercisable at December 31, 2005	Weighted-Average Remaining Life
$1.21	66,738	66,738	0.3 years
$2.53	606,911	606,911	0.3 years
$4.84	1,002,264	1,002,264	1.3 years
$8.02	1,077,500	1,077,500	2.0 years
$13.33	760,258	760,258	6.4 years
$14.87	173,987	173,987	9.4 years
$16.00	529,100	—	9.9 years

At December 31, 2005, the Company had approximately 1,254,000 shares of common stock reserved for the exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.

11. 2003 Impairment Charge

In December 2003, the Company implemented a strategic initiative to dispose of selected units in its rental fleet which the Company had determined no longer merit further investment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company recorded a $19,400 impairment charge in the fourth quarter of 2003 to reflect the write-down of these assets to their estimated fair value (less costs to sell). These units were removed from rental equipment and reclassified separately in other assets in the consolidated balance sheets. As of December 31, 2005 and 2004, assets classified as held for sale related to the strategic initiative were not material.

12. Hurricane Damage and Recovery

During the third quarter of 2004, approximately 500 mobile office and storage units, the majority of which were not on rent, with a book value of approximately $3,400 were destroyed as a result of several hurricanes (the “2004 Hurricanes”) experienced in the southeast region of the United States. In addition, approximately 200 units as well as certain other Company assets were damaged. The total costs related to these storms approximated $4,600. During 2005, the Company settled with its insurance companies for approximately $8,600 to cover losses from these storms, of which $5,000 was received as of December 31, 2004 and the remainder during 2005. During the fourth quarter of 2004, the Company recorded in other revenues approximately $3,300, representing the realized gain from the involuntary conversion of these assets lost in the 2004 Hurricanes. In addition, during the third quarter of 2005, the Company reduced the amount of losses accrued for damage to rental units from the 2004 Hurricanes by approximately $700 as a result of a final settlement with insurers.

During the third quarter of 2005, certain of the Company’s assets were damaged or destroyed as a result of hurricanes (the “2005 Hurricanes” ) experienced in the southern region of the U.S. The Company believes its losses are primarily related to units on rent, for which rental customers have elected the Company’s insurance waiver program, and damages to other company assets. The Company self-insures units under the waiver program. An evaluation of the damages caused by these storms continues; however, based on the Company’s current assessment of the damages, the Company believes approximately 200 units have been either damaged or destroyed as a result of the hurricanes for which some portion of the damage is not recoverable from either the customer or through insurance. Based on the Company’s assessment of its probable loss, the Company recorded a charge of approximately $1,700 in September 2005. As noted above, during the third quarter of 2005, the Company reduced the amount of losses accrued for damage to rental units from 2004 Hurricanes by approximately $700 as a result of a final settlement with insurers. The net charge of $1,000 was recorded in other expenses.

13. Prepaid Expenses and Other Current Assets and Accrued Expenses and Other Current Liabilities

Prepaid expenses and other current assets consists of the following as of December 31:

	2005	2004
Cost in excess of billings on modular construction	$13,311	$8,132
Steps, ramps and other parts	23,431	16,558
Prepaid expenses	9,888	13,640
Prepaid expenses and other current assets	$46,630	$38,330

Accrued expenses and other current liabilities consists of the following as of December 31:

	2005	2004
Payroll and employee benefits	$10,372	$9,273
Accrued interest	13,245	12,341
Billings in excess of cost on modular construction	2,476	4,188
Other liabilities	15,014	14,161
Accrued expenses and other current liabilities	$41,107	$39,963

14. Supplemental Condensed Consolidating Financial Information

On September 29, 2005, Scotsman issued $350,000 of 8.5% Senior Notes due 2015. The 8.5% Notes are fully and unconditionally guaranteed on a senior unsecured basis by Williams Scotsman International and Scotsman’s 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the 8.5% Notes on a subordinated basis. These 100% owned subsidiaries (Guarantor Subsidiaries), act as joint and several guarantors of the Senior Notes.

The following presents condensed consolidating financial information for the Company, Scotsman and the Guarantor Subsidiaries. Space Master International, Inc., Evergreen Mobile Company and Truck & Trailer Sales, Inc. do not have any assets or operations.

	As of December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$74	$394	$1	—	$469
Rental equipment, net	—	291,675	652,954	—	944,629
Property and equipment, net	—	78,255	2,922	—	81,177
Investment in subsidiaries	239,111	665,397	—	(904,508)	—
Goodwill	—	169,122	2,044	—	171,166
Other assets	(1)	170,521	12,659	—	183,179
Total assets	$239,184	$1,375,364	$670,580	$(904,508)	$1,380,620

Liabilities:
Accounts payable	$—	$59,105	$1,580	$—	$60,685
Revolving credit facility	—	364,150	—	—	364,150
Long-term debt, net	—	505,296	—	—	505,296
Deferred income taxes	(5,555)	146,575	—	—	141,020
Other liabilities	(2)	61,127	3,603	—	64,728
Total liabilities	(5,557)	1,136,253	5,183	—	1,135,879

Equity	244,741	239,111	665,397	(904,508)	244,741
Total liabilities and stockholders’ equity	$239,184	$1,375,364	$670,580	$(904,508)	$1,380,620

	As of December 31, 2004
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$4	$828	$107	$—	$939
Rental equipment, net	—	281,099	599,624	—	880,723
Property and equipment, net	—	77,619	2,332	—	79,951
Investment in subsidiaries	15,608	609,478	—	(625,086)	—
Goodwill	—	168,412	1,928	—	170,340
Other assets	—	139,325	13,333	—	152,658
Total assets	$15,612	$1,276,761	$617,324	$(625,086)	$1,284,611

Liabilities:
Accounts payable	—	$36,471	$5,754	$—	$42,225
Revolving credit facility	—	102,130	—	—	102,130
Long-term debt, net	—	907,356	—	—	907,356
Deferred income taxes	(5,536)	155,951	—	—	150,415
Other liabilities	1	59,245	2,092	—	61,338
Total liabilities	(5,535)	1,261,153	7,846	—	1,263,464

Equity	21,147	15,608	609,478	(625,086)	21,147
Total liabilities and stockholders’ equity	$15,612	$1,276,761	$617,324	$(625,086)	$1,284,611

	For the Year Ended December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$477,141	$115,317	$—	$592,458
Cost of sales and services	—	324,870	48,982	—	373,852
Gross profit	—	152,271	66,335	—	218,606

Selling, general and administrative expenses	71	92,163	4,734	—	96,968
Other depreciation and amortization	—	14,704	1,914	—	16,618
Interest	(6)	87,238	3,971	—	91,203
Loss on early extinguishment of debt	—	30,678	—		30,678
Income tax expense (benefit)	(19)	(6,674)	156	—	(6,537)
Other expenses	—	(43,397)	43,397	—	—

Equity in earnings of subsidiary	(10,278)	12,163	—	(1,885)	—

Net (loss) income	$(10,324)	$(10,278)	$12,163	$(1,885)	$(10,324)

	For the Year Ended December 31, 2004
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$468,462	$99,030	$(69,567)	$497,925
Cost of sales and services	—	289,937	41,104	(23,929)	307,112
Gross profit	—	178,525	57,926	(45,638)	190,813

Selling, general and administrative expenses	70	79,413	3,924	—	83,407
Other depreciation and amortization	—	13,365	1,422	—	14,787
Interest	—	92,444	—	—	92,444
Income tax expense (benefit)	(24)	3,493	117	—	3,586
Other expenses	—	(81)	45,719	(45,638)	—

Equity in earnings of subsidiary	(3,365)	6,744	—	(3,379)	—

Net (loss) income	$(3,411)	$(3,365)	$6,744	$(3,379)	$(3,411)

	For the Year Ended December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$(70)	$27,616	$39,969	$—	$67,515

Rental equipment additions	—	(111,872)	(27,943)	—	(139,815)
Cash provided by (used in) other investing activities	—	36,651	(12,141)	—	24,510
Cash used in investing activities	—	(75,221)	(40,084)	—	(115,305)

Proceeds from debt	—	1,473,724	—	—	1,473,724
Repayment of debt	—	(1,631,548)	—	—	(1,631,548)
Proceeds from initial public offering of common stock	—	223,092	—	—	223,092
Cash provided by (used in) other financing activities	140	(18,023)	—	—	(17,883)
Cash provided by financing activities	140	47,245	—	—	47,385

Effect of exchange rate changes	—	(74)	9	—	(65)
Net change in cash	70	(434)	(106)	—	(470)
Cash at beginning of year	4	828	107	—	939

Cash at end of year	$74	$394	$1	$—	$469

	For the Year Ended December 31, 2004
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$(82)	$23,850	$33,094	$1	$56,863

Rental equipment additions	—	(62,801)	(17,066)	—	(79,867)
Cash used in other investing activities	—	(5,231)	(17,839)	—	(23,070)
Cash used in investing activities	—	(68,032)	(34,905)	—	(102,937)

Proceeds from debt	—	553,937	—	—	553,937
Repayment of debt	—	(506,987)	—	—	(506,987)
Cash provided by (used in) other financing activities	86	(842)	—	(1)	(757)
Cash provided by financing activities	86	46,108	—	(1)	46,193

Effect of exchange rate changes	—	(1,484)	1,917	—	433
Net change in cash	4	442	106	—	552
Cash at beginning of year	—	386	1	—	387

Cash at end of year	$4	$828	$107	$—	$939

15. Subsequent Event

On February 17, 2006, the Company acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units. This purchase resulted in the acquisition of approximately 300 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $5,200. The acquisition was financed with borrowings under the Company’s Amended and Restated Credit Facility.

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

Item 9B. Other Information

None

PART III

Items 10, 11, 12, 13, and 14.

The information required by items 10, 11, 12, 13, and 14 will be furnished on or prior to April 30, 2006 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections ‘Executive Compensation Report of the Compensation Committee’, ‘Audit Committee Report’ and ‘Stock Price Performance Graph’ shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.          Exhibits and Financial Statement Schedules.

(a) (1)      Financial Statements (1). See Index to Financial Statements at Item 8 of this Annual Report on Form 10-K.

(a) (2)      List of financial statement schedules

Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II – Valuation and Qualifying Accounts

All other financial schedules are not required under the related instructions or are appropriate and therefore have been omitted.

(a) (3)      Exhibits

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Allowance for Doubtful Accounts:
Balance at beginning of the period	$606	$862	$1,071
Provision charged to expense	3,204	2,248	2,286
Accounts receivable written-off, net of recoveries	(2,998)	(2,504)	(2,495)

Balance at end of the period	$812	$606	$862

Valuation Allowance For Deferred Tax Assets:
Balance at beginning of year	$5,232	$4,802	$3,400
Provision charged to expense	—	430	1,402
Allowance utilized	(2,918)	—	—
Balance at end of year	$2,314	$5,232	$4,802

EXHIBITS TO FORM 10-K
WILLIAMS SCOTSMAN INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit No.	Description of Document
3.1

Amended and Restated Certificate of Incorporation of Williams Scotsman International, Inc. (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed on October 4, 2005 (Commission file no. 000-51521)).

3.2	Amended and Restated By-laws of Williams Scotsman International, Inc. (Incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 23, 2005 (Commission file no. 000-51521)).

4.1	Form of Exchange Note (Incorporated by reference to Exhibit B of Exhibit 4.7 of the Company’s Registration Statement on Form S-4 filed on October 25. 2005) (Commission file no. 333-129222)

4.2

Indenture, dated as of September 29, 2005, among Williams Scotsman, Inc., Williams Scotsman International, Inc. Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. as Guarantors, Willscot Equipment, LLC, as Subordinated Guarantor and The Bank of New York as Trustee, including exhibits thereto, the form of the initial note and the form of the exchange note. (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222)

4.3

Registration Rights Agreement, dated as of September 29, 2005, among Williams Scotsman, Inc., Williams Scotsman International, Inc. Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc., Willscot Equipment, LLC, and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222)

4.4	Consent Letter of Williams Scotsman International, Inc.

10.1

Williams Scotsman International, Inc. 2005 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.1 of Williams Scotsman International Inc.’s Registration Statement on Form S-1 filed on September 12, 2005 (Commission file no. 333-124459).

10.2

Investor Stockholders Agreement, dated as of May 22, 1997, among the Company, Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of Williams Scotsman, Inc.’s Registration Statement on Form S-4 (Commission file no. 333-30753)).

10.3

Amendment No. 1 to Investor Stockholders Agreement, dated as of September 1, 1998, among the Company, Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Scotsman Partners, L.P. , Barry P. Gossett, and BT Investment Partners, Inc. (Incorporated by reference to Exhibit 10.3 of Williams Scotsman, Inc.’s 1998 Form 10-K).

10.4

Management Stockholders’ and Optionholders’ Agreement, dated as of September 14, 1998, among the Company, Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Scotsman Partners, L.P., and certain management stockholders of the Company (Incorporated by reference to Exhibit 10.4 of Williams Scotsman, Inc. annual report on Form 10-K for the year ended December 31, 1998).

10.5

Amendment No. 1 to Management Stockholders’ and Optionholders’ Agreement, dated as of September 23, 2005, among the Company, Cypress Merchant Banking Partners L.P., Cypress Offshore Partners, L.P., Scotsman Partners, L.P. and certain management stockholders of the Company. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222).

10.6

Williams Scotsman, Inc. Executive Deferred Compensation Plan.  (Incorporated by reference to Exhibit 10.6 of Williams Scotsman International Inc.’s Registration Statement on Form S-1 filed on July 8, 2005 (Commission file no.
333-124459).

10.7	Scotsman Holdings, Inc. 1994 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 of the Williams Scotsman, Inc.’s annual report on Form 10-K for the year ended December 31, 1994).

10.8

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.7 of Williams Scotsman, Inc.’s annual report on Form 10-K for the year ended December 31, 1998).

10.9

Credit Agreement, dated as of March 26, 2002, by and among Williams Scotsman International, Inc., Williams Scotsman, Inc., various financial institutions named therein, Bankers Trust Company, as administrative agent, Fleet Capital Corporation and Congress Financial Corporation as Co-Syndication Agents, Bank of America, N.A. and GMAC Business Credit, LLC as Co-Documentation Agents, and Deutsche Banc Alex. Brown Inc. as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to Williams Scotsman, Inc.’s Registration Statement on Form S-4 (Commission file no. 333-86482)).

10.10

First Amendment dated as of February 27, 2003 among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.12 of Williams Scotsman, Inc.’s annual report on Form 10-K for the year ended December 31, 2002).

10.11

Second Amendment dated as of August 11, 2003, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of Williams Scotsman, Inc.’s current report on Form 8-K dated August 27, 2003).

10.12

Third Amendment dated as of December 22, 2003, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.12 of Williams Scotsman, Inc.’s annual report on Form 10-K for the year ended December 31, 2003).

10.13

Fourth Amendment dated as of September 24, 2004, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of Williams Scotsman, Inc.’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2004).

10.14

Fifth Amendment dated as of April 15, 2005, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K dated April 15, 2005).

10.15	Scotsman Holdings, Inc. 2003 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.13 of Williams Scotsman, Inc.’s annual report on Form 10-K for the year ended December 31, 2003).

10.16

Severance Agreement and General Release for Shalom M. Taragin dated January 21, 2005. (Incorporated by reference to Exhibit 10.14 of Williams Scotsman, Inc.’s annual report on Form 10-K for the year ended December 31, 2004).

10.17

Employment Agreement for Robert C. Singer dated March 25, 2005. (Incorporated by reference to Exhibit 10.15 of Williams Scotsman, Inc.’s annual report on Form 10-K for the year ended December 31, 2004).

10.18	Form agreement of Stock Option Plan Grant. (Incorporated by reference to Exhibit 10.16 of Williams Scotsman, Inc.’s annual report on Form 10-K for the year ended December 31, 2004).

10.19	Option Extension Amendment, dated March 25, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10Q for the period ended March 31, 2005).

10.20

Amended and Restated Credit Agreement, dated as of June 28, 2005, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, as Syndication Agent, Citicorp USA, Inc., Wells Fargo Bank, N.A. and Lehman Commercial Paper Inc., as Co-Documentation Agents, and Banc of America Securities LLC and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Book Runners (Incorporated by reference to Exhibit 10.1 of Williams Scotsman, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).

10.21

Amended and Restated U.S. Subsidiaries Guaranty dated as of March 26, 2002 and restated as of June 28, 2005, made by Willscot Equipment LLC, Space Master International, Inc., Truck & Trailer Sales, Inc. and Evergreen Mobile Company.  (Incorporated by reference to Exhibit 10.23 of Williams Scotsman International Inc.’s Registration Statement on Form S-1 filed on July 8, 2005 (Commission file no. 333-124459)).

10.22

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

10.23

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

10.24

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

10.25

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

10.26

Bond Pledge Agreement dated as of June 28, 2005 by Williams Scotsman of Canada, Inc. in favour of the Collateral Agent and Secured Creditors therein defined. (Incorporated by reference to Exhibit 10.28 of Williams Scotsman International Inc.’s Registration Statement on Form S-1 filed on July 8, 2005 (Commission file no. 333-124459)).

10.27

Employment Agreement among Gerard E. Holthaus, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222).

10.28

Employment Agreement among Joseph F. Donegan, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222).

10.29

Employment Agreement among William C. LeBuhn, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222).

10.30

Employment Agreement among Robert C. Singer, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222).

10.31

Employment Agreement among John B. Ross, Williams Scotsman International, Inc. and Williams Scotsman, Inc., dated as of September 23, 2005. (Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222).

10.32	Form of Nonqualified Stock Option Agreement for grants under the Williams Scotsman International, Inc. 2005 Omnibus Award Plan.

(Incorporated by reference to Exhibit 10.34 of Williams Scotsman International Inc.’s Registration Statement on Form S-1 filed on August 25, 2005 (Commission file no. 333-124459)).

10.33

Form of Restricted Stock Unit Agreement for awards under the Williams Scotsman International, Inc. 2005 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.35 of Williams Scotsman International Inc.’s Registration Statement on Form S-1 filed on August 25, 2005 (Commission file no. 333-124459)).

10.34

Williams Scotsman International, Inc. 2005 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.36 of Williams Scotsman International Inc.’s Registration Statement on Form S-1 filed on August 25, 2005 (Commission file no. 333-124459)).

10.35

Form of Option Exercise Notice for Gerard E. Holthaus, Joseph F. Donegan, William C. LeBuhn and John B. Ross. (Incorporated by reference to Exhibit 10.37 of Williams Scotsman International Inc.’s Registration Statement on Form S-1 filed on September 12, 2005 (Commission file no. 333-124459)).

10.36

Purchase Agreement, dated as of September 20, 2005, among Williams Scotsman, Inc., Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Willscot Equipment, LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc. and CIBC World Markets Corp. (Incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222).

10.37

Purchase Agreement, dated as of September 20, 2005, among Williams Scotsman, Inc., Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Willscot Equipment, LLC, Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4 filed on October 25, 2005) (Commission file no. 333-129222).

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Singer, Chief Financial Officer of the Company.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert C. Singer, Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.
	By:	/s/ Gerard E. Holthaus
Gerard E. Holthaus
Chief Executive Officer

Dated: March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Gerard E. Holthaus	Chairman, President, Chief	March 17, 2006
Gerard E. Holthaus	Executive Officer, and Director
(principal executive officer)

/s/ Robert C. Singer	Executive Vice President, and	March 17, 2006
Robert C. Singer	Chief Financial Officer
(principal financial and
accounting officer)

/s/ James N. Alexander	Director	March 17, 2006
James N. Alexander

/s/ Michael F. Finley	Director	March 17, 2006
Michael F. Finley

/s/ Steven B. Gruber	Director	March 17, 2006
Steven B. Gruber

/s/ Stephen A. Van Oss	Director	March 17, 2006
Stephen A. Van Oss

/s/ James L. Singleton	Director	March 17, 2006
James L. Singleton

/s/ James A. Flick, Jr.	Director	March 17, 2006
James A. Flick, Jr.