Form 10-Q
period 2006-03-31
WILLIAMS SCOTSMAN INTERNATIONAL INC
filed 2006-05-15
CIK 923144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 11, 2006, 40,203,618 shares of common stock (“Common Stock”) of the Registrant were outstanding.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

INDEX

FORM 10-Q

SAFE HARBOR STATEMENT — CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the three months ended March 31, 2006 constitute forward-looking statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks discussed in “Risk Factors” as well as risks associated with:

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

As a result of these uncertainties, you should not place undue reliance on these forward-looking statements. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Form 10-Q as a result of new information, future events or developments, except as required by federal securities laws.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Cash	$1,823	$469
Trade accounts receivable, net of allowance for doubtful accounts of $1,008 in 2006 and $812 in 2005	88,825	94,661
Prepaid expenses and other current assets	50,520	46,630
Rental equipment, net of accumulated depreciation of $287,406 in 2006 and $282,730 in 2005	962,086	944,629
Property and equipment, net	80,936	81,177
Deferred financing costs, net	17,320	18,042
Goodwill and other intangible assets, net	175,595	173,535
Other assets	21,657	21,477
	$1,398,762	$1,380,620

Liabilities and stockholders’ equity

Accounts payable	$46,656	$60,685
Accrued expenses	53,932	41,107
Rents billed in advance	23,414	23,621
Revolving credit facility	363,993	364,150
Long-term debt	505,762	505,296
Deferred income taxes	143,383	141,020
Total liabilities	1,137,140	1,135,879
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 52,577,049 as of March 31, 2006 and 51,869,427 shares as of December 31, 2005	526	519
Additional paid-in capital	478,295	471,406
Retained earnings	62,279	51,846
Accumulated other comprehensive income	16,460	16,908
	557,560	540,679
Less treasury stock — 12,597,848 common shares in 2006 and 2005, at cost	(295,938)	(295,938)

Total stockholders’ equity	261,622	244,741

	$1,398,762	$1,380,620

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2006	2005
	(in thousands except per share amounts)
Revenues
Leasing	$68,883	$58,783
Sales:
New units	39,946	22,491
Rental equipment	10,511	7,033
Delivery and installation	34,026	27,835
Other	11,607	9,959
Total revenues	164,973	126,101

Costs of sales and services
Leasing:
Depreciation and amortization	14,190	12,533
Other direct leasing costs	15,050	12,482
Sales:
New units	32,308	18,918
Rental equipment	7,674	5,679
Delivery and installation	28,098	24,503
Other	2,272	2,207
Total costs of sales and services	99,592	76,322

Gross profit	65,381	49,779

Selling, general and administrative expenses	26,650	22,961
Other depreciation and amortization	4,246	3,910
Operating income	34,485	22,908

Interest, including amortization of deferred financing costs	17,521	24,227

Income (loss) before income taxes	16,964	(1,319)
Income tax expense (benefit)	6,531	(501)
Net income (loss)	$10,433	$(818)

Earnings (loss) per common share — basic	$0.27	$(0.03)
Earnings (loss) per common share — diluted	$0.26	$(0.03)

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$10,433	$(818)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,163	18,240
Bond discount amortization	—	89
Provision for bad debts	704	742
Deferred income tax expense (benefit)	6,531	(501)
Non-cash stock option compensation expense	487	93
Gain on sale of rental equipment	(2,837)	(1,354)
Excess tax benefit from stock-based compensation	(4,170)	—
Gain on sale of fixed assets	(167)	—
Decrease in trade accounts receivable	5,087	6,844
Decrease in accounts payable and accrued expenses	(1,341)	(5,086)
Increase in prepaid expenses and other current assets	(5,789)	(790)
Other	480	(2,660)
Net cash provided by operating activities	28,581	14,799

Cash flows from investing activities
Rental equipment additions	(37,024)	(20,556)
Proceeds from sales of rental equipment	10,511	7,033
Purchases of property and equipment, net	(2,245)	(3,167)
Acquisitions of businesses, net of cash acquired	(5,123)	(4,583)
Net cash used in investing activities	(33,881)	(21,273)

Cash flows from financing activities
Proceeds from debt	171,874	131,637
Repayment of debt	(171,565)	(123,776)
Proceeds from exercise of stock options	2,239	—
Excess tax benefit from stock-based compensation	4,170	—
Increase in deferred financing costs	(5)	(9)
Net cash provided by financing activities	6,713	7,852

Net effect of change in exchange rates	(59)	(54)

Net increase in cash	1,354	1,324

Cash at beginning of period	469	939
Cash at end of period	$1,823	$2,263
Supplemental cash flow information:
Cash paid for income taxes	$—	$200
Cash paid for interest	$7,635	$13,554

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

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

(2)                                 FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of March 31, 2006, the consolidated results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

Effective September 12, 2005, the Company amended its certificate of incorporation to authorize the issuance of 200 million shares of common stock and 20 million shares of preferred stock, $0.01 par value per share. The Board of Directors also approved a 3.803 for 1 stock split. All share and per share amounts have been retroactively restated in the accompanying 2005 financial statements to reflect the stock split.

(3)                                 ACQUISITION OF AMERICAN HOMES INTERNACIONAL, S.A. de C.V.

On February 17, 2006, the Company acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units. This purchase resulted in the acquisition of approximately 300 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $5.1 million. The excess purchase price over the estimated fair value of the net tangible assets purchased was $2.4 million. The allocation of the purchase price is based on preliminary estimates, subject to revision, after asset values have been finalized. Revisions to the allocation will be reported as changes to various assets and liabilities including goodwill and other intangible assets.

(4)                                 STOCK-BASED COMPENSATION

From time to time, the Company issues options to key employees under stock option plans approved by the Company’s board of directors. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123-R, Share-Based Payment (SFAS No. 123-R), using the modified prospective transition method. Under that transition method, compensation cost recognized in the quarter ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Stock Based Compensation (SFAS No. 123). Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123-R were materially consistent under the Company’s equity plans, the adoption of SFAS No. 123-R did not have a significant impact on the Company’s financial position or its results of operations. See Footnote 1 to the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K for a discussion of the assumptions used to compute the fair market value of options. Prior to the Company’s adoption of SFAS No. 123-R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123-R requires excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Net income for the three months ended March 31, 2006 includes $487 of compensation costs and $191 of income tax benefits related to the Company’s stock-based compensation arrangements. Net income for the three months ended March 31, 2005 includes $93 of compensation costs and $36 of income tax benefits related to the Company’s stock-based compensation arrangements.

Stock options. All options issued under plans other than the Company’s 2005 Omnibus Award Plan are vested. Under the Company’s 2005 Omnibus Award Plan, nonqualified stock options have been granted to officers and employees. One half of employee stock options vest over four years and expire ten years from the date of grant. The other half of these options vest over four years, contingent upon certain performance goals of the Company being met, and expire ten years from the date of grant. No stock options were granted during the three months ended March 31, 2006, and 173,987 stock options were granted during the three months ended March 31, 2005.

The following activity has occurred under the Company’s existing plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2005	4,216,758	$8.61	3.7	$36,696
Granted	—	—	—	—
Exercised	687,881	3.12	—	13,557
Forfeited	261,288	6.44	—	—
Expired	—	—	—	—
Outstanding balance at March 31, 2006	3,267,589	$9.94	4.2	$49,386
Vested and expected to vest at March 31, 2006	3,140,880	$10.34	3.9	$48,239
Exercisable balance at March 31, 2006	2,738,489	$8.76	3.1	$44,598

Compensation expense related to options is being amortized straight line over the vesting period. As of March 31, 2006, there was $3,279 of total unrecognized compensation costs related to share-based payments. These costs are expected to be recognized over a weighted average period of 3.5 years.

During the three months ended March 31, 2006 and 2005, the following activity occurred under our plans:

	Three Months Ended March 31,
	2006	2005
Total intrinsic value of stock options exercised	$13,557	$—
Total fair value of stock options vested	—	—

Cash received from stock option exercises for the three months ended March 31, 2006 was $2,239. The income tax benefits from stock option exercises totaled $4,170 for the three months ended March 31, 2006. The Company uses the tax law method to determine the ordering of available tax benefits when assessing the realization of stock based compensation deductions.

Restricted Stock Units. Also under the 2005 Omnibus Award Plan, the Company has previously awarded members of its board of directors restricted stock units (RSU). These RSU awards fully vest in six months from the award date, and are settled at that time in shares of the Company’s common stock. The shares received in respect of the RSU awards cannot be sold or transferred until one year after the recipient has ceased to serve as a director of the Company. For the three months ended March 31, 2006, 14,060 RSU’s have vested while 2,812 RSU’s remain unvested. The remaining unvested RSU’s will vest in less than 90 days. The resulting compensation expense for the three months ended March 31, 2006 related to these RSU’s was not material.

Employee Stock Purchase Plan. The Company has an employee stock purchase plan for all eligible employees. Under this plan, shares of the Company’s common stock may be purchased by employees at six-month intervals at 95.25% of the quoted market value on the day before the last day of each six-month period. During the three months ended March 31, 2006, the Company delivered 5,681 shares to its employees under its employee stock purchase plan. As of March 31, 2006, 994,319 shares were reserved for future issuance under this plan.

(5)                                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

	March 31, 2006	December 31, 2005

Borrowings under revolving credit facility	$363,993	$364,150
Term loan	150,000	150,000
8.5% senior notes	350,000	350,000
10.0% senior secured notes	1,800	1,800
Capital lease obligations	3,962	3,496
	$869,755	$869,446

The Company’s Amended and Restated Credit Facility (including the term loan and revolver commitment) was $650 million at March 31, 2006. Excess availability calculated in accordance with this facility was $115 million at March 31, 2006. Borrowings under our credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. Our credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess  availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test. During the quarter ended March 31, 2006, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.

On April 12, 2006, Scotsman entered into an amendment to its Amended and Restated Credit Agreement. The amendment extends the maturity of the Amended and Restated Credit Facility to April 12, 2011, provides for more favorable borrowing base calculations and revises the restrictive covenants to grant the Company greater flexibility to incur debt and make acquisitions and revises the change of control provisions. In addition, the amendment changes the interest rate on borrowings under the revolver and term loan from a rate of either prime plus 1% or the Eurodollar rate plus 2.5% to either prime plus 0.50% or the Eurodollar rate plus 2.0%. The interest rate margin is also subject to pricing adjustments based on excess availability and a ratio of total funded debt to EBITDA as defined in the Amended and Restated Credit Agreement.

In addition, on April 18, 2006, Scotsman issued $100 million of additional 8.5% Senior Notes due 2015 at a cash price of 101.75% of their principal amount. Also, on May 10, 2006, the Company priced a public offering of 8,687,646 shares of its common stock at $26.25 per share. Of the shares, 2,101,724 shares were offered by the Company and are expected to result in proceeds to the Company of approximately $50.9 million (net of underwriting fees and other offering expenses of approximately $4.3 million). In addition, 6,585,922 shares were offered by selling stockholders of the Company which include related parties of The Cypress Group L.L.C. and Keystone Group, L.P. and certain members of senior management. Approximately 316,000 stock options are expected to be exercised and sold by management as a result of this offering resulting in additional net proceeds to the Company of $1.6 million. In addition, underwriters have the option to purchase up to an additional 1,303,147 shares of common stock from the selling stockholders at the public offering price less the underwriting discount. On May 15, 2006, the underwriters exercised their option to purchase the additional shares. The offering is expected to close on or about May 16, 2006. The Company used its proceeds from the $100 million of additional 8.5% Senior Notes and expects to use its proceeds from the stock offering to repay a portion of its indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

(6)           STOCKHOLDERS’ EQUITY

Changes in the Company’s stockholders’ equity during the period December 31, 2005 through March 31, 2006 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2005	$519	$471,406	$51,846	$16,908	$(295,938)	$244,741
Option exercises for purchase of 707,622 shares of common stock	7	2,232	—	—	—	2,239
Excess tax benefit of option exercises	—	4,170	—	—	—	4,170
Non-cash stock compensation expense	—	487	—	—	—	487

Comprehensive income:
Net income for the three months ended March 31, 2006	—	—	10,433	—	—	10,433
Foreign currency translation adjustment	—	—	—	(448)	—	(448)
Total comprehensive income						9,985
	$526	$478,295	$62,279	$16,460	$(295,938)	$261,622

(7)           COMPREHENSIVE INCOME (LOSS)

A summary of the components of comprehensive income (loss) for the three month periods ended March 31, 2006 and 2005 is presented below.

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$10,433	$(818)
Change in currency translation	(448)	(1,052)

Comprehensive income (loss)	$9,985	$(1,870)

(8)           EARNINGS PER SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	Three months ended March 31,
	2006	2005

Weighted-average shares — basic earnings per share	39,361,922	23,558,821

Effect of employee stock options	1,445,160	—

Weighted-average shares — diluted earnings per share	40,807,082	23,558,821

Common stock equivalents of 1,404,798 were excluded from the weighted average shares-diluted for the three month period ended March 31, 2005 due to their anti-dilutive nature.

 (9)                              CONTINGENCIES

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

In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim for which the Company has received approximately $500 during 2005. The Company is pursuing these claims vigorously, expects to be reimbursed for the remaining damages and believes that recovery of these amounts is probable and will be received in the next 12 months. As of March 31, 2006 and December 31, 2005, the Company recorded amounts due of $1,058. These amounts are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet.

(10)                          SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On September 29, 2005, Scotsman issued $350,000 of 8.5% Senior Notes due 2015. On April 18, 2006, Scotsman issued $100,000 of additional 8.5% Senior Notes due 2015. The 8.5% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Holdings and Scotsman’s 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot Equipment, LLC, a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the 8.5% senior notes on a subordinated basis. These 100% owned subsidiaries (Guarantor Subsidiaries) act as joint and several guarantors of the Senior Notes.

The following presents condensed consolidating financial information for the Company, Scotsman and the Guarantor Subsidiaries. Space Master International, Inc., Evergreen Mobile Company and Truck & Trailer Sales, Inc. do not have any assets or operations.

	As of March 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$31	$1,044	$748	$—	$1,823
Rental equipment, net	—	295,275	666,811	—	962,086
Property and equipment, net	—	78,007	2,929	—	80,936
Investment in subsidiaries	251,084	678,372	—	(929,456)	—
Goodwill and intangible assets	—	173,331	2,264	—	175,595
Other assets	766	163,561	13,995	—	178,322
Total assets	$251,881	$1,389,590	$686,747	$(929,456)	$1,398,762

Liabilities:
Accounts payable	$—	$42,906	$3,750	$—	$46,656
Revolving credit facility	—	363,993	—	—	363,993
Long-term debt	—	505,762	—	—	505,762
Deferred income taxes	(9,740)	153,123	—	—	143,383
Other liabilities	(1)	72,722	4,625	—	77,346
Total liabilities	(9,741)	1,138,506	8,375	—	1,137,140

Equity	261,622	251,084	678,372	(929,456)	261,622
Total liabilities and stockholders’ equity	$251,881	$1,389,590	$686,747	$(929,456)	$1,398,762

	As of December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$74	$394	$1	$—	$469
Rental equipment, net	—	291,675	652,954	—	944,629
Property and equipment, net	—	78,255	2,922	—	81,177
Investment in subsidiaries	239,111	665,397	—	(904,508)	—
Goodwill and intangible assets	—	171,240	2,295	—	173,535
Other assets	(1)	168,403	12,408		180,810
Total assets	$239,184	$1,375,364	$670,580	$(904,508)	$1,380,620

Liabilities:
Accounts payable	$—	$59,105	$1,580	$—	$60,685
Revolving credit facility	—	364,150	—		364,150
Long-term debt	—	505,296	—	—	505,296
Deferred income taxes	(5,555)	146,575	—	—	141,020
Other liabilities	(2)	61,127	3,603	—	64,728
Total liabilities	(5,557)	1,136,253	5,183	—	1,135,879

Equity	244,741	239,111	665,397	(904,508)	244,741
Total liabilities and stockholders’ equity	$239,184	$1,375,364	$670,580	$(904,508)	$1,380,620

	For the Three Months Ended March 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$133,045	$31,928	$—	$164,973
Cost of sales and services	—	87,521	12,071	—	99,592
Gross profit	—	45,524	19,857	—	65,381

Selling, general and administrative expenses	43	12,783	13,824	—	26,650
Other depreciation and amortization	—	3,637	609	—	4,246
Interest	—	17,521	—	—	17,521
Income tax expense (benefit)	(16)	6,547	—	—	6,531
Other expenses	—	—	—	—	—
Equity in earnings of subsidiary	10,460	5,424	—	(15,884)	—

Net income (loss)	$10,433	$10,460	$5,424	$(15,884)	$10,433

	For the Three Months Ended March 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$97,427	$28,674	$—	$126,101
Cost of sales and services	—	64,836	11,486	—	76,322
Gross profit	—	32,591	17,188	—	49,779

Selling, general and administrative expenses	14	10,226	12,721	—	22,961
Other depreciation and amortization	—	2,518	1,392	—	3,910
Interest	—	24,227	—	—	24,227
Income tax expense (benefit)	(4)	(497)	—	—	(501)
Other expenses	—	—	—	—	—
Equity in earnings of subsidiary	(808)	3,075	—	(2,267)	—

Net income (loss)	$(818)	$(808)	$3,075	$(2,267)	$(818)

	For the Three Months Ended March 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(4,978)	$18,180	$15,379	$—	$28,581

Rental equipment additions	—	(27,729)	(9,295)	—	(37,024)
Cash used in other investing activities	(1,474)	8,375	(5,232)	1,474	3,143
Cash used in investing activities	(1,474)	(19,354)	(14,527)	1,474	(33,881)

Proceeds from debt	—	171,874	—	—	171,874
Repayments of debt	—	(171,565)	—	—	(171,565)
Cash provided by other financing activities	6,409	1,469	—	(1,474)	6,404
Cash provided by financing activities	6,409	1,778	—	(1,474)	6,713

Effect of change in translation rates	—	46	(105)	—	(59)
Net change in cash	(43)	650	747	—	1,354
Cash at beginning of period	74	394	1	—	469

Cash at end of period	$31	$1,044	$748	$—	$1,823

	For the Three Months Ended March 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(14)	$11,721	$3,092	$—	$14,799

Rental equipment additions	—	(7,092)	(13,464)	—	(20,556)
Cash (used in) provided by other investing activities	—	(15,523)	14,806	—	(717)
Cash (used in) provided by investing activities	—	(22,615)	1,342	—	(21,273)

Proceeds from debt	—	131,637	—	—	131,637
Repayments of debt	—	(123,776)	—	—	(123,776)
Cash provided by (used in) other financing activities	70	(79)	—	—	(9)
Cash provided by financing activities	70	7,782	—	—	7,852

Effect of change in translation rates	—	3,244	(3,298)	—	(54)
Net change in cash	56	132	1,136	—	1,324
Cash at beginning of period	4	828	107	—	939

Cash at end of period	$60	$960	$1,243	$—	$2,263

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report. The terms “Company,” “we,” “our,” and “us” refer to Williams Scotsman International, Inc. (Holdings) and its subsidiaries. “Scotsman” refers to Williams Scotsman, Inc. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2005 under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

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

Depreciation of rental equipment. We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue (generally 20 years), and the residual value (typically 50% of original cost) is determined based on our estimate of the expected value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For example, a change in our estimated useful life to 15 years from 20 years would decrease net income by approximately $20.3 million for the year ended December 31, 2005, while a change in the residual value to 40.0% from 50.0% would reduce net income by approximately $2.9 million for the year ended December 31, 2005.

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

Contingencies. We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent based on current operations and historical experience. The majority of these coverages have large deductible programs, which allow for potential improved cash flow benefits based on our loss control efforts. Our current per incident deductibles are $125,000 for employee group health insurance and $500,000 each for worker’s compensation, auto, and general liability. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims review by our staff and our insurance companies, and, periodically, the accrual is reviewed and adjusted based on our loss experience. Our loss experience is based largely on our estimates of known and anticipated claims based on historical claims experience from our operations. These estimates incorporate the information we obtain from insurers and data analysis of trends in our pending and settled claims. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued. As of March 31, 2006, we had approximately $8.7 million of liabilities recorded related to insurance. Amounts accrued have not varied significantly from period to period or from actual experience.

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

Goodwill Impairment. At March 31, 2006, we had approximately $172.0 million of goodwill, which principally relates to businesses we acquired prior to 1999. Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. We do not amortize goodwill, but rather review our carrying value for impairment annually on October 1, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. Our geographically based operating segments are the reporting units for purposes of our impairment test. We compare the fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of each reporting unit by utilizing published market EBITDA multiples of similar publicly traded companies. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference. We believe that goodwill is not impaired. Future changes in strategy and /or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Historically, we have acquired businesses without significant identifiable intangible assets, and accordingly, the most significant intangible asset recorded in our business combinations has been goodwill. As of March 31, 2006, the carrying value of our other intangible assets was $3.6 million, or approximately 0.3% of total assets.

Income Taxes. We are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. As of December 31, 2005, our deferred tax assets were $120.3 million, net of a valuation allowance of $2.3 million, and our deferred tax liabilities were $261.3 million. Our deferred tax assets consist primarily of future tax benefits associated with our net operating loss (“NOL”) carryovers. We have recorded a valuation allowance of $2.3 million based on the pending expiration in the next few years of NOL carryovers that we estimate we will not be able to fully use. These NOL carryovers for income tax purposes have been largely created by originating deductible temporary differences in depreciation expense of our lease fleet. We expect that our taxable income in future periods will increase as these differences reverse, allowing us to utilize substantially all of our NOL carryovers. If our operating results were to deteriorate and our future taxable income was insufficient to utilize these NOL carryovers before they expire, we would be required to increase the valuation allowance that we have recorded for our deferred tax assets.

Share Based Payments and Stock Compensation Expense. From time to time, we issue options to key employees under stock option plans approved by our board of directors. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123-R, Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the quarter ended March 31, 2006 includes  compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123-R were materially consistent when applied to the Company’s equity plans, the adoption of SFAS No. 123-R did not have a significant impact on the Company’s financial position or its results of operations.

In applying the fair value accounting provisions of SFAS No. 123-R, we use a generally accepted option valuation model, the Cox Rubenstein binomial valuation model. This model requires specified inputs to determine the fair value of our stock options, including (i) the fair value of our common stock on the grant date, (ii) the expected volatility of our common stock over the expected option life, (iii) the risk-free interest rate, (iv) the expected dividend yield, and (v) the expected option life. We are utilizing a simplified method for determining the expected term of the option in accordance with SEC Staff Accounting Bulletin No. 107. This simplified method calculates the expected term of the option as the sum of the vesting term and the original contract term of the option divided by two. The fair value of our common stock on the grant date is determined by the closing market price quoted on the NASDAQ exchange at the date of grant. We use historical data and objectively verifiable information to determine the risk-free interest rate and the expected dividend yield. We have used published historical stock indices of comparable companies to estimate our common stock’s volatility. Prior to January 1, 2006, we have accounted for these option grants using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

In March 2005 we granted 173,987 options with an exercise price of $14.86 per share and in September of 2005, we granted 529,100 options with an exercise price of $16.00 per share. The estimated fair value of the options of $1.1 million or $6.38 per share for the March 2005 option grant and $4.2 million or $7.97 per share for the September 2005 option grants is being amortized over the respective vesting periods. As of March 31, 2006, only the September 2005 option grants have not completely vested. Total compensation cost related to these nonvested awards not yet recognized in the Company’s financial statements approximates $3.3 million as of March 31, 2006 and is expected to be recognized over the weighted average period of 3.5 years. We believe that our estimates of the fair value of the stock options granted in recent periods are reasonable and supportable.

Overview of Financial Results

Revenues for the three months ended March 31, 2006 were $165.0 million, which represents a 31% increase from $126.1 million in the comparable period of 2005. Gross profit was $65.4 million and $49.8 million for the three months ended March 31, 2006 and 2005, respectively. Net income for the three months ended March 31, 2006 was $10.4 million, an increase of $11.2 million from a net loss of $0.8 million in the comparable period of 2005.

On February 17, 2006, we acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units. This purchase resulted in the acquisition of approximately 300 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $5.1 million. The acquisition was financed with borrowings under our credit facility.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005.

Revenues in the quarter ended March 31, 2006 were $165.0 million; a $38.9 million or 30.8 % increase from revenues of $126.1 million in the comparable period of 2005. The increase resulted from a $17.5 million or 77.6% increase in sales of new units from the same period in 2005, a $10.1 million or 17.2% increase in leasing revenue, a $3.5 million or 49.5% increase in sales of rental equipment, a $6.2 million or 22.2% increase in delivery and installation revenues, and a $1.6 million or 16.5% increase in other revenue. The 77.6% increase in sales of new units is primarily attributable to military projects in the first quarter of 2006. The 17.2% increase in leasing revenue for the quarter ended March 31, 2006, as compared to the same period of 2005, resulted from an average increase of approximately 4,100 units on rent and an increase in the average rental rate for the quarter ended March 31, 2006 from $258 to $282. The increase in units on rent is attributable to overall business improvement, continued strength in the Florida classroom and Canadian oil and gas sectors, the contribution from fleet acquisitions since last year, increased demand for our portable storage product, and hurricane related activity. The increase in the average rental rate was primarily a result of rental rate increases implemented during 2005 and 2006 as well as positive changes in the mix of units on rent for the comparable periods. Average fleet utilization of approximately 82% for the quarter ended March 31, 2006 was up approximately 1.6 percentage points from the same period of the prior year. The increase in sales of rental units of 22.2% was primarily due to sales of rental units in the Central Southwest area of the country primarily as a result of activities related to the hurricanes occurring in the third quarter of 2005. The increase in delivery and installation revenue is largely due to increased units on rent for the quarter ended March 31, 2006 as compared to the same period of 2005 as well as the increase in sales of new and rental units discussed above. The increase in other revenue of 16.5% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.

Gross profit for the quarter ended March 31, 2006 was $65.4 million; a $15.6 million or 31.3% increase from the first quarter of 2005. New unit sales gross margin increased $4.1 million or 113.8% primarily due to the increases in sales described above. Gross profit margin percentage related to new unit sales increased 3.2% primarily due to higher margins related to  modular building activities as compared to the  quarter ended March 31, 2005. Delivery and installation gross margin increased $2.6 million for the three months ended March 31, 2006 while the gross profit margin percentage increased 5.5% primarily related to increases in new sales and leasing revenue described above. While leasing gross profit margin increased $5.9 million or 17.4% from the same period in 2005, leasing gross profit margin percentage increased only 0.2% from the prior year period as a result of the increase in leasing revenues as discussed above, offset by a 20.6% increase in direct leasing costs related to refurbishment and maintenance costs incurred to put units on rent. Gross profit margin from sales of rental units increased $1.5 million or 109.5% and gross profit margin percentage from sales of rental units increased by 7.7% primarily as a result of the increased revenues discussed above and the change in mix of rental units sold as compared to the same period of 2005. Gross profit margin from other revenues increased  $1.6 million and gross profit margin percentage from other revenues increased 2.6% from the prior period as a result of the increased  revenues discussed above from the rental and sales of steps, ramps and other ancillary products.

Selling, general and administrative expenses for the quarter ended March 31, 2006 increased by approximately $3.7 million or 16.1% to $26.7 million from $23.0 million in the same period of 2005. This increase is primarily associated with increased employee, facility and marketing related costs to support growth of our revenues.

Interest expense decreased by 27.7% to $17.5 million in the first quarter of 2006 from $24.2 million in the same period in 2005. This decrease is primarily a result of our average total debt decreasing $146.0 million or 14.3% while our effective interest rate on our total debt decreased approximately 114 basis points over the same period of 2005 as a result of the refinancing transactions that occurred in 2005.

For the quarters ended March 31, 2006 and 2005, income tax expense (benefit) was $6.5 million and ($0.5) million respectively. Our effective tax rate for the quarters ended March 31, 2006 and 2005 was approximately 38.5% and 38.1% respectively.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2006, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.

Liquidity and Capital Resources

During the three months ended March 31, 2006 and 2005, cash flow from operating activities was $28.6 million and $14.8 million respectively. The $13.8 million increase in operating cash flows from the prior year is primarily the result of increased profits from the sales of new and rental equipment units, increases in units on rent as well as related delivery and installation revenue.  See Results of Operations above for further discussion of sales and leasing gross profit.

Cash used in investing activities was $33.9 million and $21.3 million for the three months ended March 31, 2006 and 2005, respectively. Our primary capital expenditures are for the discretionary purchase of new units for our lease fleet and betterments to the fleet. Capital expenditures related to our lease fleet increased $16.5 million from the prior period. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. In February 2006, we acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company, for $5.1 million while in February 2005, we acquired Mobile Space, Inc., a Chicago-based company, for $4.8 million.

Net cash provided by financing activities of $6.7 million for the three month period ended March 31, 2006 consisted primarily of $4.2 million of excess tax benefits from stock-based payment arrangements and $2.2 million in proceeds from exercises of stock options.  Net cash provided by financing activities of $7.9 million for the three month period ended March 31, 2005 consisted primarily of net debt borrowings.

At March 31, 2006, we had outstanding $350 million of 8.5% Notes due in 2015 (the 8.5% Notes). In addition, we had $150.0 million in term loans and $364.0 million in revolving credit facility debt under our Amended and Restated Credit Facility. Our total Amended and Restated Credit Facility (including the term loan and revolver commitment) was $650 million at March 31, 2006. Excess availability calculated in accordance with this facility was $115.5 million at March 31, 2006. Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. Our credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test. During the quarter ended March 31, 2006, Scotsman met the excess availability requirements and did not have to comply with the financial covenants. For a description of the 8.5% Notes and the Amended and Restated Credit Facility, see Note 6 of the Notes to Audited Consolidated Financial Statements in our December 31, 2005 Annual Report on Form 10-K.

For the next twelve months, we expect that cash flow from operations, cash on hand and available borrowing capacity under the Amended and Restated Credit Facility will be adequate to finance our business plans, ongoing operations and debt service obligations under the Amended and Restated Credit Facility and 8.5% Notes. Over the longer term, we believe that cash flow from operations and available borrowing capacity under the Amended and Restated Credit Facility will generally be sufficient to fund our operations and debt service obligations. However, in order to repay the Amended and Restated Credit Facility and the 8.5% Notes at maturity, we will need to either refinance these facilities with indebtedness and/or raise equity capital. Also, in order to complete a major acquisition in North America or expand significantly in Europe, we may need to incur additional indebtedness or issue additional equity capital.

On April 12, 2006, Scotsman entered into an amendment to its Amended and Restated Credit Agreement. The amendment extends the maturity of the Amended and Restated Credit Facility to April 12, 2011, provides for more favorable borrowing base calculations, revises the restrictive covenants to grant us greater flexibility to incur debt and make acquisitions, and revises the change of control provisions. In addition, the amendment changes the interest rate on borrowings under the revolver and term loan from a rate of either prime plus 1% or the Eurodollar rate plus 2.5% to either prime plus 0.50% or the Eurodollar rate plus 2.0%. The interest rate margin is also subject to pricing adjustments based on excess availability and a ratio of total funded debt to EBITDA as defined in the Amended and Restated Credit Agreement.

In addition, on April 18, 2006, Scotsman issued $100 million of additional 8.5% Senior Notes due 2015 at a cash price of 101.75% of their principal amount.   Also, on May 10, 2006, the Company priced a public offering of 8,687,646 shares of its common stock at $26.25 per share. Of the shares, 2,101,724 shares were offered by the Company and are expected to result in proceeds to the Company of approximately $50.9 million (net of underwriting fees and other offering expenses of approximately $4.3 million). In addition, 6,585,922 shares were offered by selling stockholders of the Company which include related parties of The Cypress Group L.L.C. and Keystone Group, L.P. and certain members of senior management. Approximately 316,000 stock options are expected to be exercised and sold by management as a result of this offering resulting in additional net proceeds to the Company of $1.6 million.  In addition, underwriters have the option to purchase up to an additional 1,303,147 shares of common stock from the selling stockholders at the public offering price less the underwriting discount. On May 15, 2006, the underwriters exercised their option to purchase the additional shares. The offering is expected to close on or about May 16, 2006. The Company used its proceeds from the $100 million of additional 8.5% Senior Notes and expects to use its proceeds from the stock offering to repay a portion of its indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2005. Our exposures to market risk have not changed materially since December 31, 2005.

Item 4.            Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a — 15(e) and 15d — 15(e)) were effective.

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

Item 6.            Exhibits

(a) Exhibits.

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

Dated: May 15, 2006