Form 10-Q
period 2006-06-30
WILLIAMS SCOTSMAN INTERNATIONAL INC
filed 2006-08-11
CIK 923144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 42,879,238 shares of common stock (“Common Stock”) of the Registrant were outstanding.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

INDEX

FORM 10-Q

SAFE HARBOR STATEMENT — CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the three months ended June 30, 2006 constitute forward-looking statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks discussed in “Risk Factors” as well as risks associated with:

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
WILLIAMS SCOTSMAN INTERNATIONAL, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Cash	$3,427	$469
Trade accounts receivable, net of allowance for doubtful accounts of $1,415 in 2006 and $812 in 2005	89,757	94,661
Prepaid expenses and other current assets	56,980	46,630
Rental equipment, net of accumulated depreciation of $290,492 in 2006 and $282,730 in 2005	983,375	944,629
Property and equipment, net	82,427	81,177
Deferred financing costs, net	20,686	18,042
Goodwill and other intangible assets, net	175,571	173,535
Other assets	24,819	21,477
	$1,437,042	$1,380,620

Liabilities and stockholders’ equity

Accounts payable	$40,402	$60,685
Accrued expenses	47,149	41,107
Rents billed in advance	24,322	23,621
Revolving credit facility	232,641	364,150
Long-term debt	607,656	505,296
Deferred income taxes	145,214	141,020
Total liabilities	1,097,384	1,135,879
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 55,447,073 shares as of June 30, 2006 and 51,869,427 shares as of December 31, 2005	554	519
Additional paid-in capital	540,206	471,406
Retained earnings	73,861	51,846
Accumulated other comprehensive income	20,975	16,908
	635,596	540,679
Less treasury stock - 12,597,848 common shares in 2006 and 2005, at cost	(295,938)	(295,938)

Total stockholders’ equity	339,658	244,741

	$1,437,042	$1,380,620

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and six months ended June 30, 2006 and 2005
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)

Revenues
Leasing	$70,174	$60,297	$139,057	$119,080
Sales:
New units	26,796	24,046	66,742	46,537
Rental equipment	14,564	8,532	25,075	15,565
Delivery and installation	34,914	31,764	68,940	59,599
Other	12,661	10,376	24,268	20,335
Total revenues	159,109	135,015	324,082	261,116

Costs of sales and services
Leasing:
Depreciation and amortization	14,036	12,834	28,226	25,367
Other direct leasing costs	16,078	14,486	31,128	26,968
Sales:
New units	20,333	19,626	52,641	38,544
Rental equipment	10,391	6,492	18,065	12,171
Delivery and installation	27,990	27,043	56,088	51,546
Other	2,390	2,356	4,662	4,563
Total costs of sales and services	91,218	82,837	190,810	159,159

Gross profit	67,891	52,178	133,272	101,957

Selling, general and administrative expenses	26,856	22,772	53,506	45,733
Other depreciation and amortization	4,372	4,032	8,618	7,942
Operating income	36,663	25,374	71,148	48,282

Interest, including amortization of deferred financing costs	17,824	25,032	35,345	49,259
Loss on early extinguishment of debt	—	5,182	—	5,182

Income (loss) before income taxes	18,839	(4,840)	35,803	(6,159)
Income tax expense (benefit)	7,257	(2,154)	13,788	(2,655)
Net income (loss)	$11,582	$(2,686)	$22,015	$(3,504)

Earnings (loss) per common share — basic	$0.28	$(0.11)	$0.54	$(0.15)
Earnings (loss) per common share — diluted	$0.27	$(0.11)	$0.53	$(0.15)

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$22,015	$(3,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,367	36,612
Loss on early extinguishment of debt	—	5,182
Bond (premium) discount amortization	(46)	179
Provision for bad debts	1,598	1,428
Deferred income tax expense (benefit)	13,788	(2,811)
Excess tax benefit from stock-based compensation	(9,563)	—
Non-cash stock option compensation expense	691	538
Gain on sale of rental equipment	(7,010)	(3,393)
Gain on sale of fixed assets	(183)	—
Decrease (increase) in trade accounts receivable	3,629	(11,733)
(Decrease) increase in accounts payable and accrued expenses	(13,757)	2,836
Increase in prepaid expenses and other current assets	(13,318)	(2,941)
Other	(2,852)	(2,864)
Net cash provided by operating activities	33,359	19,529

Cash flows from investing activities
Rental equipment additions	(78,894)	(65,364)
Proceeds from sales of rental equipment	25,075	15,564
Purchases of property and equipment, net	(6,239)	(5,282)
Acquisitions of businesses, net of cash acquired	(5,123)	(4,616)
Net cash used in investing activities	(65,181)	(59,698)

Cash flows from financing activities
Proceeds from debt	581,344	641,320
Repayment of debt	(610,447)	(592,276)
Proceeds from public offering of common stock	51,661	—
Proceeds from employee stock purchases	93	—
Proceeds from exercise of stock options	6,920	—
Excess tax benefit from exercise of stock options	9,563	—
Increase in deferred financing costs	(4,167)	(9,015)
Net cash provided by financing activities	34,967	40,029

Net effect of change in exchange rates	(187)	(97)

Net increase (decrease) in cash	2,958	(237)

Cash at beginning of period	469	939
Cash at end of period	$3,427	$702
Supplemental cash flow information:
Cash paid for income taxes	$—	$367
Cash paid for interest	$32,609	$47,747

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

(1)                                 ORGANIZATION AND BASIS OF PRESENTATION

Williams Scotsman International, Inc., (“Holdings” or when including Williams Scotsman, Inc., the “Company”) was organized in November 1993 for the purpose of acquiring Williams Scotsman, Inc. (“Scotsman”).  Holdings conducts business solely as a holding company, the only significant asset of which is the capital stock of Scotsman.  Therefore, any cash dividends to be paid on Holdings’ common stock, or cash interest to be paid on the debt of the Company are dependent upon the cash flow of Scotsman.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, and certain parts of Mexico.

(2)                                 FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2006, the consolidated results of operations for the three and six month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005.  The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

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

(3)                                 RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation is effective January 1, 2007.  The Company does not anticipate that the adoption of FIN 48 will have a material impact on its financial statements.

(4)                                 ACQUISITION OF AMERICAN HOMES INTERNACIONAL, S.A. de C.V.

On February 17, 2006, the Company acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units. This purchase resulted in the acquisition of approximately 300 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $5,100.  The excess purchase price over the estimated fair value of the net tangible assets purchased was $2,400.  The allocation of the purchase price is based on preliminary estimates, subject to revision, after asset values have been finalized.  Revisions to the allocation will be reported as changes to various assets and liabilities including goodwill and other intangible assets.

(5)                                 STOCK-BASED COMPENSATION

 From time to time, the Company issues options to key employees under stock option plans approved by the Company’s board of directors.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123-R, Share-Based Payment (SFAS No. 123-R), using the modified prospective transition method.  Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Stock Based Compensation (SFAS No. 123).  Because the Company previously applied the fair value recognition provisions of SFAS No. 123, and SFAS No. 123-R and SFAS No. 123 are materially consistent when applied to the Company’s equity plans, the adoption of SFAS No. 123-R did not have a significant impact on the Company’s financial position or its results of operations.  See Footnote 1 to the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K for a discussion of the assumptions used to compute the fair market value of options.  Prior to the Company’s adoption of SFAS No. 123-R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows.  SFAS No. 123-R requires excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Net income for the three and six months ended June 30, 2006 includes $204 and $691, respectively, of compensation costs and $78 and $263, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements. Net income for the three and six months ended June 30, 2005 includes $445 and $538, respectively, of compensation costs and $171 and $207, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements.

Stock options.  All options issued under plans, other than the Company’s 2005 Omnibus Award Plan, are vested. Under the Company’s 2005 Omnibus Award Plan, nonqualified stock options have been granted to officers and employees.  One half of employee stock options vest over four years and expire ten years from the date of grant.  The other half of these options vest over four years, contingent upon certain performance goals of the Company being met, and expire ten years from the date of grant.  No stock options were granted during the three and six months ended June 30, 2006.  During the three and six months ended June 30, 2005, 0 and 173,987 stock options were granted, respectively.

A summary of option activity under the plans for the three and six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2005	4,216,758	$8.61	3.7	$36,696
Granted	—	—	—	—
Exercised	687,881	3.12	—	13,557
Forfeited	261,288	6.44	—	—
Expired	—	—	—	—
Outstanding balance at March 31, 2006	3,267,589	9.94	4.2	49,386
Granted	—	—	—	—
Exercised	765,488	6.22	—	14,875
Forfeited	1,925	16.00	—	11
Expired	1,661	13.33	—	14
Outstanding balance at June 30, 2006	2,498,515	$11.07	4.7	$26,913
Vested and expected to vest at June 30, 2006	2,445,915	$10.96	4.6	$26,605
Exercisable balance at June 30, 2006	2,037,464	$9.95	3.6	$24,220

Compensation expense related to options is being amortized straight line over the vesting period.  As of June 30, 2006, there was $3,018 of total unrecognized compensation costs related to share-based payments.  As of June 30, 2006, 263,464 shares were not yet exercisable as a result of time-based vesting, and 197,588 shares were not yet exercisable contingent upon meeting certain performance goals of the Company.  These costs are expected to be recognized over a weighted average period of 3.2 years.

During the three and six months ended June 30, 2006 and 2005, the following activity occurred under the plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$14,875	$—	$28,432	$—
Total fair value of stock option awards vested	—	—	—	—

Cash received from stock option exercises for the three and six months ended June 30, 2006 was $4,681 and $6,920, respectively. The income tax benefits from stock option exercises totaled $5,393 and $9,563 for the three and six months ended June 30, 2006, respectively. The Company uses the tax law method to determine the ordering of available tax benefits when assessing the realization of stock based compensation deductions.

Restricted Stock Units.  Also under the 2005 Omnibus Award Plan, the Company has previously awarded members of its board of directors restricted stock units (RSU).  These RSU awards fully vest in six months from the award date, and are settled at that time in shares of the Company’s common stock.  The shares received in respect of the RSU awards cannot be sold or transferred until one year after the recipient has ceased to serve as a director of the Company.  For the three and six months ended June 30, 2006, 2,812 and 16,872 RSU’s have vested, respectively. There are no unvested RSU’s as of June 30, 2006. The resulting compensation expense for the three and six months ended June 30, 2006 related to these RSU’s was not material.

Employee Stock Purchase Plan.  The Company has an employee stock purchase plan for all eligible employees.  Under this plan, shares of the Company’s common stock may be purchased by employees at six-month intervals at 95.25% of the quoted market value on the day before the last day of each six-month period. There were no shares delivered to employees under the employee stock purchase plan during the three months ended June 30, 2006. During the six months ended June 30, 2006, the Company delivered 5,681 shares to its employees under its employee stock purchase plan.  As of June 30, 2006, 994,319 shares were reserved for future issuance under this plan.

(6)                                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

	June 30, 2006	December 31, 2005
Borrowings under revolving credit facility	$232,641	$364,150
Term loan	150,000	150,000
8.5% senior notes, plus unamortized premium of $1,704 and $0 in 2006 and 2005, respectively	451,704	350,000
10.0% senior secured notes	1,800	1,800
Capital lease obligations	4,152	3,496
	$840,297	$869,446

On April 12, 2006, Scotsman entered into an amendment to its Amended and Restated Credit Agreement.  The amendment extended the maturity of the Amended and Restated Credit Facility to April 12, 2011, provided for more favorable borrowing base calculations, revised the restrictive covenants to grant greater flexibility to incur debt and make acquisitions, and revised the change of control provisions.  In addition, the amendment changed the interest rate on borrowings under the revolver and term loan from a rate of either prime plus 1% or the Eurodollar rate plus 2.5% to either prime plus 0.50% or the Eurodollar rate plus 2.0%.  The interest rate margin is also subject to pricing adjustments based on excess availability and a ratio of total funded debt to EBITDA as defined in the Amended and Restated Credit Agreement.  In addition, on April 18, 2006, Scotsman issued $100 million of additional 8.5% Senior Notes due 2015 at a cash price of 101.75% of their principal amount.   The Company used its proceeds to repay a portion of its indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

 The Company’s total Amended and Restated Credit Facility (including the term loan and revolver commitment) was $650 million at June 30, 2006.  Excess availability calculated in accordance with this facility was $246.9 million at June 30, 2006.  Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. The credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, the Company will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  During the quarter ended June 30, 2006, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.

(7)           STOCKHOLDERS’ EQUITY

Changes in the Company’s stockholders’ equity during the period December 31, 2005 through June 30, 2006 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2005	$519	$471,406	$51,846	$16,908	$(295,938)	$244,741
Option exercises for purchase of 1,470,241 shares of common stock	14	6,813	—	—	—	6,827
Excess tax benefit of option exercises	—	9,563	—	—	—	9,563
Non-cash stock compensation expense	—	691	—	—	—	691
Issuance of stock under employee stock purchase plan	—	93	—	—	—	93
Issuance of 2,101,724 shares of common stock (less direct cost of $3,509)	21	51,640	—	—	—	51,661
Comprehensive income:
Net income for the six months ended June 30, 2006	—	—	22,015	—	—	22,015
Foreign currency translation adjustment	—	—	—	4,067	—	4,067
Total comprehensive income						26,082
	$554	$540,206	$73,861	$20,975	$(295,938)	$339,658

On  May 16, 2006, the Company and selling shareholders sold 9,990,793 shares of its common stock at $26.25 per share.  Of the shares, 2,101,724 shares were sold by the Company and resulted in proceeds to the Company of approximately $51.7 million (net of underwriting fees and other offering expenses of approximately $3.5 million).  In addition, 7,889,069 shares were offered by selling stockholders of the Company, which include related parties of The Cypress Group L.L.C. and Keystone Group, L.P. and certain members of senior management. Also, 380,000 stock options were exercised and the shares were sold by management in connection with this offering, which resulted in additional net proceeds to the Company of $2.0 million.   The Company used its proceeds from this stock offering to repay a portion of its indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

(8)           COMPREHENSIVE INCOME (LOSS)

A summary of the components of comprehensive income (loss) for the three and six month periods ended June 30, 2006 and 2005 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$11,582	$(2,686)	$22,015	$(3,504)
Change in currency translation	4,515	(1,869)	4,067	(2,921)

Comprehensive income (loss)	$16,097	$(4,555)	$26,082	$(6,425)

(9)           EARNINGS PER SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods.  The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted-average shares — basic earnings per share	41,487,015	23,558,821	40,737,273	23,558,821

Effect of employee stock options	902,343	—	1,178,807	—

Weighted-average shares — diluted earnings per share	42,389,358	23,558,821	41,916,080	23,558,821

The effect of share based payments of 1,399,618 and 1,402,208 was excluded from the calculation for the three and six months ended June 30, 2005, respectively, because the effect was antidilutive.

 (10)                       CONTINGENCIES

The Company is involved in various lawsuits and claims arising out of the normal course of its business. The nature of the Company’s business is such that disputes occasionally arise with vendors, including suppliers and subcontractors, and customers over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on the Company’s assessment of its exposure. The Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under pending litigation and claims will not have a material adverse effect on the financial position or results of operations of the Company.

In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim for which the Company has received approximately $500 during 2005. The Company is pursuing these claims vigorously, expects to be reimbursed for the remaining damages and believes that recovery of these amounts is probable and will be received in the next 12 months. As of June 30, 2006 and December 31, 2005, the Company recorded amounts due of $1,058. These amounts are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet.

(11)                          SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On September 29, 2005, Scotsman issued $350,000 of 8.5% Senior Notes due 2015.  On April 18, 2006, Scotsman issued $100,000 of additional 8.5% Senior Notes due 2015.  The 8.5% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Holdings and Scotsman’s 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot Equipment, LLC, a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the 8.5% senior notes on a subordinated basis. These 100% owned subsidiaries “Guarantor Subsidiaries” act as joint and several guarantors of the Senior Notes.

The following presents condensed consolidating financial information for Holdings, Scotsman and the Guarantor Subsidiaries. Space Master International, Inc., Evergreen Mobile Company and Truck & Trailer Sales, Inc. do not have any assets or operations.

	As of June 30, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$42	$3,384	$1	$—	$3,427
Rental equipment, net	—	299,542	683,833	—	983,375
Property and equipment, net	—	78,977	3,450	—	82,427
Investment in subsidiaries	324,437	695,900	—	(1,020,337)	—
Goodwill and intangible assets	—	173,242	2,329	—	175,571
Other assets	—	177,615	14,627	—	192,242
Total assets	$324,479	$1,428,660	$704,240	$(1,020,337)	$1,437,042

Liabilities:
Accounts payable	$—	$37,216	$3,186	$—	$40,402
Revolving credit facility	—	232,641	—	—	232,641
Long-term debt	—	607,656	—	—	607,656
Deferred income taxes	(15,179)	160,393	—	—	145,214
Other liabilities	—	66,317	5,154	—	71,471
Total liabilities	(15,179)	1,104,223	8,340	—	1,097,384

Equity	339,658	324,437	695,900	(1,020,337)	339,658
Total liabilities and stockholders’ equity	$324,479	$1,428,660	$704,240	$(1,020,337)	$1,437,042

	As of December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$74	$394	$1	$—	$469
Rental equipment, net	—	291,675	652,954	—	944,629
Property and equipment, net	—	78,255	2,922	—	81,177
Investment in subsidiaries	239,111	665,397	—	(904,508)	—
Goodwill and intangible assets	—	171,240	2,295	—	173,535
Other assets	(1)	168,403	12,408		180,810
Total assets	$239,184	$1,375,364	$670,580	$(904,508)	$1,380,620

Liabilities:
Accounts payable	$—	$59,105	$1,580	$—	$60,685
Revolving credit facility	—	364,150	—		364,150
Long-term debt	—	505,296	—	—	505,296
Deferred income taxes	(5,555)	146,575	—	—	141,020
Other liabilities	(2)	61,127	3,603	—	64,728
Total liabilities	(5,557)	1,136,253	5,183	—	1,135,879

Equity	244,741	239,111	665,397	(904,508)	244,741
Total liabilities and stockholders’ equity	$239,184	$1,375,364	$670,580	$(904,508)	$1,380,620

	For the Six Months Ended June 30, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	257,356	66,726	—	$324,082
Cost of sales and services	—	164,025	26,785	—	190,810
Gross profit	—	93,331	39.941	—	133,272

Selling, general and administrative expenses	82	25,127	28,297	—	53,506
Other depreciation and amortization	—	7,440	1,178	—	8,618
Interest	(8)	35,353	—	—	35,345
Income tax expense (benefit)	(29)	13,817	—	—	13,788
Equity in earnings of subsidiary	22,060	10,466	—	(32,526)	—

Net income (loss)	$22,015	$22,060	$10,466	$(32,526)	$22,015

	For the Six Months Ended June 30, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$205,828	$55,288	$—	$261,116
Cost of sales and services	—	135,648	23,511	—	159,159
Gross profit	—	70,180	31,777	—	101,957

Selling, general and administrative expenses	42	19,858	25,833	—	45,733
Other depreciation and amortization	—	7,116	826	—	7,942
Interest	—	49,259	—	—	49,259
Loss on early extinguishment of debt	—	5,182	—	—	5,182
Income tax expense (benefit)	(15)	(2,640)	—	—	(2,655)
Equity in earnings (loss) of subsidiary	(3,477)	5,118	—	(1,641)	—

Net income (loss)	$(3,504)	$(3,477)	$5,118	$(1,641)	$(3,504)

	For the Six Months Ended June 30, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(9,670)	$9,723	$33,306	$—	$33,359

Rental equipment additions	—	(56,435)	(22,459)	—	(78,894)
Cash provided by (used in) other investing activities	—	26,195	(12,482)	—	13,713
Cash used in investing activities	—	(30,240)	(34,941)	—	(65,181)

Proceeds from debt	—	581,344	—	—	581,344
Repayments of debt	—	(610,447)	—	—	(610,447)
Proceeds from offering of common stock	51,661	—	—	—	51,661
Proceeds from employee stock purchases	93	—	—	—	93
Proceeds from employee stock options	6,920	—	—	—	6,920
Excess tax benefit from exercise of stock options	9,563	—	—	—	9,563
Contribution to subsidiary	(58,674)	58,674	—	—	—
Payment of dividends to Williams Scotsman International	50	(50)	—	—	—
Deferred financing costs	—	(4,167)	—	—	(4,167)
Cash provided by financing activities	9,613	25,354	—	—	34,967

Effect of change in exchange rates	25	(1,847)	1,635	—	(187)
Net change in cash	(32)	2,990	—	—	2,958
Cash at beginning of period	74	394	1	—	469

Cash at end of period	$42	$3,384	$1	$—	$3,427

	For the Six Months Ended June 30, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(42)	$5,306	$14,265	$—	$19,529

Rental equipment additions	—	(57,639)	(7,725)	—	(65,364)
Cash (used in) provided by other investing activities	—	18,246	(12,580)	—	5,666
Cash used in investing activities	—	(39,393)	(20,305)	—	(59,698)

Proceeds from debt	—	641,320	—	—	641,320
Repayments of debt	—	(592,276)	—	—	(592,276)
Cash provided by (used in) other financing activities	70	(9,085)	—	—	(9,015)
Cash provided by financing activities	70	39,959	—	—	40,029

Effect of change in exchange rates	—	(6,037)	5,940	—	(97)
Net change in cash	28	(165)	(100)	—	(237)
Cash at beginning of period	4	828	107	—	939

Cash at end of period	$32	$663	$7	$—	$702

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue, intangible assets and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies are described in Note 1 to our consolidated financial statements, both in our Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements

As more fully described in Note 4 to our unaudited consolidated financial statements in this Form 10-Q , effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123-R, Share-Based Payment, using the modified prospective transition method.  Under that transition method, compensation cost recognized in the quarter and six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123.  Because we previously applied the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123-R and SFAS No. 123 are materially consistent when applied to the Company’s equity plans, the adoption of SFAS No. 123-R did not have a significant impact on the Company’s financial position or its results of operations.

In applying the fair value accounting provisions of SFAS No. 123-R, we use a generally accepted option valuation model, the Cox Rubenstein binomial valuation model. This model requires specified inputs to determine the fair value of our stock options, including (i) the fair value of our common stock on the grant date, (ii) the expected volatility of our common stock over the expected option life, (iii) the risk-free interest rate, (iv) the expected dividend yield, and (v) the expected option life. We are utilizing a simplified method for determining the expected term of the option in accordance with SEC Staff Accounting Bulletin No. 107. This simplified method calculates the expected term of the option as the sum of the vesting term and the original contract term of the option divided by two. The fair value of our common stock on the grant date is determined by the average of the highest and lowest sale prices quoted on the NASDAQ exchange on the date prior to the date of grant.  We use historical data and objectively verifiable information to determine the risk-free interest rate and the expected dividend yield. We have used published historical stock indices of comparable companies to estimate our common stock’s volatility.  Prior to January 1, 2006, we have accounted for these option grants using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

In March 2005 we granted 173,987 options with an exercise price of $14.86 per share and in September of 2005, we granted 529,100 options with an exercise price of $16.00 per share. The estimated fair value of the options of $1.1 million or $6.38 per share for the March 2005 option grant and $4.2 million or $7.97 per share for the September 2005 option grants is being amortized over the respective vesting periods.  As of June 30, 2006, only the September 2005 option grants have not completely vested.  Total compensation cost related to these nonvested awards not yet recognized in the Company’s financial statements approximates $3.0 million as of June 30, 2006 and is expected to be recognized over a weighted average period of 3.2 years.  We believe that our estimates of the fair value of the stock options granted in recent periods are reasonable and supportable.

In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation is effective January 1, 2007.  The Company does not anticipate that the adoption of FIN 48 will have a material impact on its financial statements.

Overview of Financial Results

Revenues for the three months ended June 30, 2006 were $159.1 million, which represents an 18% increase from $135.0 million in the comparable period of 2005. Gross profit was $67.9 and $52.2 million for the three months ended June 30, 2006 and 2005, respectively. Net income for the three months ended June 30, 2006 was $11.6 million, an increase of $14.3 million from a net loss of $(2.7) million in the comparable period of 2005. Revenues for the six months ended June 30, 2006 were $324.1 million, which represents a 24% increase from $261.1 million in the comparable period of 2005.  Gross profit was $133.3 million and $102.0 million for the six months ended June 30, 2006 and 2005, respectively.  Net income for the six months ended June 30, 2006 was $22.0 million, an increase of $25.5 million from a net loss of $(3.5) million in the comparable period of 2005.

On May 16, 2006, we completed the equity offering of 9,990,793 shares of common stock at $26.25 per share. Of the shares, 2,101,724 were offered by us and resulted in net proceeds to us of approximately $51.7 million. In addition, 7,889,069 shares were offered by selling stockholders, which include related parties of Cypress Group LLC (Cypress) and Keystone Group L.P. (Keystone) and certain members of senior management. Also, on April 18, 2006, we issued $100 million of additional 8.5% Senior Notes at a cash price of 101.75% of their principal amount. We used the net proceeds from the offering of new notes and from the equity offering to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

On February 17, 2006, we acquired American Homes International, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units. This purchase resulted in the acquisition of approximately 300 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $5.1 million. The acquisition was financed with borrowings under our credit facility.

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005.

Revenues in the quarter ended June 30, 2006 were $159.1 million; a $24.1 million or 18 % increase from revenues of $135.0 million in the comparable period of 2005. The increase resulted from a $9.9 million or 16.4% increase in leasing revenue, a $6.0 million or 70.7% increase in sales of rental equipment, a $3.2 million or 9.9% increase in delivery and installation revenues, a $2.8 million or 11.4% increase in sales of new units from the same period in 2005, and a $2.3 million or 22.0% increase in other revenue. The 16.4% increase in leasing revenue for the quarter ended June 30, 2006, as compared to the same period of 2005, resulted from an  increase in average units on rent of approximately 3,900 units and an increase in the average rental rate for the quarter ended June 30, 2006 from $259 to $287. The increase in units on rent is attributable to overall business improvement, strength in the southeast and mid-Atlantic regions of the country as well as from the Canadian oil and gas sector, the contribution from fleet acquisitions since last year, increased demand for our portable storage product, and hurricane related activity. The increase in the average rental rate was primarily a result of rental rate increases during 2005 and 2006 as well as positive changes in the mix of units on rent for the comparable periods. Average fleet utilization of approximately 82% for the quarter ended June 30, 2006 was up approximately 1.3 percentage points from the same period of the prior year. The increase in sales of rental units of 70.7% was primarily due to strong sales of rental units in the southeast, central southwest and Canadian regions. The 11.4% increase in sales of new units is primarily attributable to strong sales in the central southwest region of the country primarily as a result of the effects of hurricane Katrina as well as strong sales in the western regions of Canada. The increase in delivery and installation revenue is largely due to increased units on rent for the quarter ended June 30, 2006 as compared to the same period of 2005 as well as the increase in sales activity discussed above. The increase in other revenue of 22.0% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.

Gross profit for the quarter ended June 30, 2006 was $67.9 million; a $15.7 million or 30.1% increase from the second quarter of 2005. Leasing gross profit margin increased $7.1 million or 21.5% from the same period of 2005, while leasing gross profit margin percentage increased 2.4 percentage points from the prior year period as a result of the 16.4% increase in leasing revenues as discussed above partially offset by a 10.2% increase in direct leasing costs attributable to refurbishment and maintenance costs incurred to put increased units on rent compared to the prior year period, as well as increased depreciation expense related to the growth in fleet. New unit sales gross profit increased $2.0 million or 46.2% primarily due to the increases in sales described above.  Gross profit margin percentage related to new unit sales increased 5.7 percentage points primarily due to higher margins related to strong sales in the central southwest region of the country primarily as a result of the effects of hurricane Katrina as well as higher margins on modular construction activities as compared to the quarter ended June 30, 2005. Gross profit from sales of rental units increased $2.1 million or 104.6% and gross profit margin percentage from sales of rental units increased by 4.8 percentage points primarily as a result of the increased revenues discussed above and the changes in mix of rental units sold as compared to the same period of 2005. Delivery and installation gross profit increased $2.2 million for the three months ended June 30, 2006 while the gross profit margin percentage increased 4.9 percentage points primarily related to increases in sales and leasing revenue described above.  Gross profit from other revenues increased $2.3 million and gross profit margin percentage from other revenues increased 3.8 percentage points from the prior period as a result of the increased revenues discussed above.

Selling, general and administrative expenses for the quarter ended June 30, 2006 increased by approximately $4.1 million or 17.9% to $26.9 million from $22.8 million in the same period of 2005.  This increase is primarily associated with increased employee and facility related costs to support growth of our revenues as well as increased costs related to the Company’s new public company status. Selling, general and administrative expenses as a percentage of total revenues were relatively flat for the quarter ended June 30, 2006 as compared to June 30, 2005.

Interest expense decreased by 28.8% to $17.8 million in the second quarter of 2006 from $25.0 million in the same period in 2005.  This decrease is primarily a result of our average total debt decreasing $169.0 million or 16.4% while the effective interest rate on our total debt decreased approximately 122 basis points over the same period of 2005 as a result of the refinancing transactions that occurred in 2005 and 2006. During the three months ended June 30, 2005, we recorded a loss on the early extinguishment of debt of $5.2 million resulting from the write-off of deferred financing costs related to our prior credit facility as a result of entering into an amended and restated credit facility in June of 2005.

For the quarters ended June 30, 2006 and 2005, income tax expense (benefit) was $7.3 million and $(2.2) million respectively.  Our effective tax rate for the quarters ended June 30, 2006 and 2005 was approximately 38.5% and 44.5% respectively. The decrease in the effective tax rate is primarily attributable to changes in the relative contribution of income in various tax jurisdictions and may vary in future quarters if income results vary from forecasts.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005.

Revenues for the six months ended June 30, 2006 were $324.1 million; a $63 million or 24% increase from revenues of $261.1 million in the same period of 2005.  The increase resulted from a $20.2 million or 43.4% increase in sales of new units, a $20.0 million or 16.8% increase in leasing revenues, a $9.5 million or 61.1% increase in sales of rental equipment, a $9.3 million or 15.7% increase in delivery and installation revenues, and a $3.9 million or 19.3% increase in other revenues, from the same period in 2005. The 43.4% increase in sales of new units for the six months ended June 30, 2006, as compared to the same period of 2005, is primarily attributable to military projects completed in the first quarter of 2006 as well as sales of new units in the central southwest region of the country primarily as a result of the effects of hurricane Katrina. The increase in leasing revenues of 16.8% resulted from a 3,900 unit increase in average units on rent and a $27 increase in the average rental rate for the six months ended June 30, 2006 from $258 to $285. The increase in units on rent is attributable to overall business improvement across all regions including the Canadian oil and gas sector, the contribution from fleet acquisitions since last year and increased demand for our portable storage product. The increase in the average rental rate was primarily a result of rental rate increases during 2005 and 2006 as well as positive changes in the mix of units on rent for the comparable periods. Average fleet utilization of approximately 82% for the six months ended June 30, 2006 was up approximately 1.5 percentage points from the same period of the prior year. The increase in sales of rental units of 61.1% was primarily due to the strong sale of rental units in the southeast, southwest and northwest regions of the country and Canada. The increase in delivery and installation revenue is largely due to increased units on rent for the six months ended June 30, 2006 as compared to the same period of 2005 as well as the increase in sales activity discussed above. The increase in other revenue of 19.3% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.

Gross profit for the six months ended June 30, 2006 was $133.3 million; a $31.1 million or 30.7% increase from the six months ended June 30, 2005. Leasing gross profit margin increased $13.0 million from the same period in 2005 while leasing gross profit margin percentage increased by approximately 1.3 percentage points. These increases were a result of the increased leasing revenues described above partially offset by a 13.4% increase in direct leasing costs attributable to refurbishment and maintenance costs incurred to put increased units on rent as compared to the prior year period, as well as increased depreciation expense related to the growth in fleet. Gross profit margin and gross profit margin percentage related to new unit sales increased $6.1 million and 4.0 percentage points, respectively, primarily due to the increase in sales described above, higher margins related to the hurricane sales described above as well as higher margins on certain modular construction projects during the six months ended June 30, 2006 as compared to the same period in the prior year. Gross profit margin and gross profit margin percentage from sales of rental units increased by $3.6 million and 6.2 percentage points, respectively, primarily as a result of the increased revenues discussed above and the change in mix of rental units sold as compared to the same period of 2005. Delivery and installation gross margin increased $4.8 million for the six months ended June 30, 2006 primarily as a result of increased delivery and installation revenue discussed above. The gross profit margin percentage increased approximately 5.1 percentage points, which is primarily attributable to the increased margins on related sales during the six month period ended June 30, 2006, as well as higher margins on certain modular construction projects in 2006 as compared to 2005. Gross profit margin from other revenues increased $3.8 million while gross profit margin percentage from other revenues increased 3.2 percentage points from the prior period as a result of the increased revenues discussed above.

Selling, general and administrative expenses for the six month period ended June 30, 2006 increased by approximately $7.8 million or 17% to $53.5 million from $45.7 million in the same period in 2005. Selling, general, and administrative expenses as a percentage of total revenues decreased 1.0 percentage point to 16.5% for the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005. The increase in selling, general, and administrative expense is primarily associated with increased employee and facility related costs to support growth of our revenues discussed above, as well as increased insurance costs and costs related to the Company’s new public company status, including costs incurred to ensure compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Interest expense decreased by 28.2% to $35.3 million in the first half of 2006 from $49.3 million in the same period in 2005. This decrease is primarily related to our average total debt balance decreasing $159.6 million or 15.6% while the effective interest rate on our total debt decreased approximately 115 basis points over the same period of 2005 as a result of the refinancing transactions that occurred in 2005 and 2006.  During the six months ended June 30, 2005, we recorded a loss on the early extinguishment of debt of $5.2 million resulting from the write-off of deferred financing costs related to our prior credit facility as a result of entering into an amended and restated credit facility in June of 2005.

For the six months ended June 30, 2006 and 2005, income tax expense (benefit) was $13.8 million and $(2.7) million respectively.  Our effective tax rate for the six months ended June 30, 2006 and 2005 was 38.5% and 43.1%, respectively.  The decrease in the effective tax rate is primarily attributable to changes in the relative contribution of income in various tax jurisdictions and may vary in future quarters if income results vary from forecasts.

Contractual Obligations and Commercial Commitments

During the three and six months ended June 30, 2006, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.

Liquidity and Capital Resources

During the six months ended June 30, 2006 and 2005, cash flow from operating activities was $33.4 million and $19.5 million respectively.  The $13.8 million increase in operating cash flows from the prior year is primarily the result of increased profits from the sales of new and rental equipment units, increases in leasing revenue as well as related delivery and installation revenue.   This increase in cash flow is offset by increases in prepaid expenses and other current assets associated with overall growth, as well as decreases in accounts payable balances due to timing of payments.  See “Results of Operations” above for further discussion of sales and leasing gross profit.

Cash used in investing activities was $65.2 million and $59.7 million for the six months ended June 30, 2006 and 2005, respectively.  Our primary capital expenditures are for the discretionary purchase of new units for our lease fleet and betterments to the fleet.  Capital expenditures related to our lease fleet increased $13.5 million from the prior period. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.  In February 2006, we acquired American Homes International, S.A. de C.V., a Monterrey, Mexico-based company, for $5.1 million while in February 2005, we acquired Mobile Space, Inc., a Chicago-based company, for $4.8 million.

Net cash provided by financing activities of $35.0 million for the six months period ended June 30, 2006 consisted primarily of $51.7 million of proceeds from our public offering of common stock discussed below, as well as $9.6 million of excess tax benefits from stock-based payment arrangements and $6.9 million in proceeds from exercises of stock options, partially offset by a net paydown of long-term debt of $29.1 million.   Net cash provided by financing activities of $40 million for the six months period ended June 30, 2005 consisted primarily of net debt borrowings.

On May 16, 2006, we completed the equity offering of 9,990,793 shares of our common stock at $26.25 per share.  Of the shares, 2,101,724 shares were offered by us and resulted in proceeds of approximately $51.7 million (net of underwriting fees and other offering expenses of approximately $3.5 million).  In addition, 7,889,069 shares were offered by our selling stockholders, which include related parties of Cypress, Keystone, and certain members of senior management. Also, 380,000 stock options were exercised and the shares were sold by management in connection with this offering, which resulted in additional net proceeds of $2.0 million to us.   We used the proceeds from this stock offering to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

Also, on April 18, 2006, Scotsman issued $100 million of additional 8.5% Senior Notes due 2015 (the 8.5% Notes) at a cash price of 101.75% of their principal amount. We used the proceeds to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses. At June 30, 2006, we had outstanding principal of $450 million of the 8.5% Notes.  In addition, on April 12, 2006, Scostman entered into an amendment to its Amended and Restated Credit Agreement.  The amendment extended the maturity of the Amended and Restated Credit Facility to April 12, 2011, provided for more favorable borrowing base calculations, revised the restrictive covenants to grant us greater flexibility to incur debt and make acquisitions, and revised the change of control provisions.  In addition, the amendment changed the interest rate on borrowings under the revolver and term loan from a rate of either prime plus 1% or the Eurodollar rate plus 2.5% to either prime plus 0.50% or the Eurodollar rate plus 2.0%.  The interest rate margin is also subject to pricing adjustments based on excess availability and a ratio of total funded debt to EBITDA as defined in the Amended and Restated Credit Agreement.

At June 30, 2006, we had $150.0 million in term loans and $232.6 million in revolving credit facility debt outstanding under our Amended and Restated Credit Facility.  Our total Amended and Restated Credit Facility (including the term loan and revolver commitment) was $650 million at June 30, 2006.  Excess availability calculated in accordance with this facility was $246.9 million at June 30, 2006.  Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. Our credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  During the quarter ended June 30, 2006, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.  For a description of the 8.5% Notes and the Amended and Restated Credit Facility, see Note 6 of the Notes to Audited Consolidated Financial Statements in our December 31, 2005 Annual Report on Form 10-K.

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

Item 4.                          Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) were effective.

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

PART II - OTHER INFORMATION

Item 4.                          Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of stockholders on April 27, 2006.

(b)   Response included below in (c).

(c)          1.  The results of the matters voted upon at the annual meeting of shareholders are as follows:

Election of Directors

Each of management’s nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

DIRECTOR	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES	WITHHELD
James N. Alexander	38,060,849	—	—	1,276,250
Michael F. Finley	37,776,904	—	—	1,560,195
Stephen A. Van Oss	37,637,045	—	—	1,700,054

        2.  The ratification of the appointment of Ernst & Young LLP as independent auditors. The number of votes for, against or abstaining are as follows:

INDEPENDENT AUDITOR	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES	WITHHELD
Ernst & Young LLP	38,113,858	28,808	—	1,194,433

(d)         No response required.

Item 6.                          Exhibits

(a)   Exhibits.

4.1

Registration Rights Agreement, dated as of April 18, 2006, by and among Williams Scotsman, Inc., as issuer, Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., as guarantor, and Deutsche Bank Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc., as purchasers. (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K dated April 18, 2006).

10.1	Williams Scotsman International, Inc. Executive Deferred Compensation Plan (the “Plan”) effective July 25, 2006**

10.2	Williams Scotsman International, Inc. 2005 Restricted Stock Unit Agreement**

10.3

Purchase Agreement, dated as of April 12, 2006, among Williams Scotsman, Inc., Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Willscot Equipment, LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, and Lehman Brothers Inc. (Incorporated by reference to Exhibit 10.38 of the Amendment No. 1 to the Company’s Registration Statement on Form S-1) (Commission file no. 333-133222).

10.4

Purchase Agreement, dated as of April 12, 2006, among Williams Scotsman, Inc., Williams Scotsman International, Inc., Evergreen Mobile Company, Space Master International, Inc., Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Willscot Equipment, LLC and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.39 of the Amendment No. 1 to the Company’s Registration Statement on Form S-1) (Commission file no. 333-133222).

10.5

First Amendment to the Amended and Restated Credit Agreement, dated as of April 12, 2006, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent and Issuing Lender. (Incorporated by reference to Exhibit 10.40 of the Amendment No. 1 to the Company’s Registration Statement on Form S-1) (Commission file no. 333-133222).

10.6

Underwriting Agreement, dated as of May 10, 2006, among Williams Scotsman International, Inc., Citigroup Global Markets Inc., CIBC World Markets Corp., Lehman Brothers Inc., Robert W. Baird & Co. Incorporated and Deutsche Bank Securities Inc. and the selling stockholders named therein . (Incorporated by reference to Exhibit 10.41 of the Company’s Registration Statement on Form S-4) (Commission file no. 333-133222).

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

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

By:	/s/ Robert C. Singer
Robert C. Singer
Executive Vice President and Chief Financial Officer

Dated: August 11, 2006