Form 10-Q
period 2006-09-30
WILLIAMS SCOTSMAN INTERNATIONAL INC
filed 2006-11-13
CIK 923144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, 43,063,599 shares of common stock (“Common Stock”) of the Registrant were outstanding.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

INDEX

FORM 10-Q

SAFE HARBOR STATEMENT — CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the three months ended September 30, 2006 constitute forward-looking statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks discussed in “Risk Factors” as well as risks associated with:

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Cash	$1,941	$469
Trade accounts receivable, net of allowance for doubtful accounts of $3,136 in 2006 and $812 in 2005	119,481	94,661
Prepaid expenses and other current assets	63,576	46,630
Rental equipment, net of accumulated depreciation of $297,414 in 2006 and $282,730 in 2005	1,053,386	944,629
Property and equipment, net	90,923	81,177
Deferred financing costs, net	20,081	18,042
Goodwill and other intangible assets, net	216,050	173,535
Other assets	22,904	21,477
	$1,588,342	$1,380,620

Liabilities and stockholders’ equity

Accounts payable	$57,077	$60,685
Accrued expenses	75,902	41,107
Rents billed in advance	26,167	23,621
Revolving credit facility	281,710	364,150
Long-term debt	627,891	505,296
Deferred income taxes	160,156	141,020
Total liabilities	1,228,903	1,135,879
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 55,624,318 shares as of September 30, 2006 and 51,869,427 shares as of December 31, 2005	556	519
Additional paid-in capital	543,105	471,406
Retained earnings	90,012	51,846
Accumulated other comprehensive income	21,704	16,908
	655,377	540,679
Less treasury stock - 12,597,848 common shares in 2006 and 2005, at cost	(295,938)	(295,938)

Total stockholders’ equity	359,439	244,741

	$1,588,342	$1,380,620

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and nine months ended September 30, 2006 and 2005
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Revenues
Leasing	$74,718	$62,556	$213,776	$181,636
Sales:
New units	40,914	36,921	107,655	83,458
Rental equipment	12,959	10,260	38,034	25,825
Delivery and installation	45,488	41,756	114,428	101,355
Other	13,516	11,983	37,783	32,318
Total revenues	187,595	163,476	511,676	424,592

Costs of sales and services
Leasing:
Depreciation and amortization	14,998	13,068	43,224	38,435
Other direct leasing costs	18,566	17,533	49,693	44,501
Sales:
New units	31,200	30,571	83,841	69,115
Rental equipment	9,365	7,898	27,430	20,069
Delivery and installation	35,753	34,699	91,841	86,245
Other	3,339	4,150	8,001	8,713
Total costs of sales and services	113,221	107,919	304,030	267,078

Gross profit	74,374	55,557	207,646	157,514

Selling, general and administrative expenses	30,312	25,063	83,820	70,796
Other depreciation and amortization	4,736	4,241	13,354	12,183
Operating income	39,326	26,253	110,472	74,535

Interest, including amortization of deferred financing costs	18,269	24,496	53,613	73,755
Loss on early extinguishment of debt	90	25,496	90	30,678

Income (loss) before income taxes	20,967	(23,739)	56,769	(29,898)
Income tax expense (benefit)	4,816	(9,071)	18,603	(11,726)
Net income (loss)	$16,151	$(14,668)	$38,166	$(18,172)

Earnings (loss) per common share — basic	$0.38	$(0.59)	$0.92	$(0.76)
Earnings (loss) per common share — diluted	$0.37	$(0.59)	$0.90	$(0.76)

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$38,166	$(18,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,822	55,596
Loss on early extinguishment of debt	90	30,678
Provision for bad debts	2,667	2,171
Deferred income tax expense (benefit)	18,604	(11,882)
Excess tax benefit from stock-based compensation	(10,419)	—
Non-cash stock option compensation expense	1,526	3,120
Gain on insurance recovery	—	(662)
Gain on sale of rental equipment	(10,604)	(5,756)
(Gain) loss on sale of fixed assets	(182)	19
Increase in trade accounts receivable	(13,624)	(18,824)
Increase in accounts payable and accrued expenses	4,346	24,441
Increase in prepaid expenses and other current assets	(12,571)	(17,873)
Other	(4,830)	(136)
Net cash provided by operating activities	71,991	42,720

Cash flows from investing activities
Rental equipment additions	(124,597)	(107,063)
Proceeds from sales of rental equipment	38,034	25,825
Proceeds from sales of fixed assets	518	—
Purchases of property and equipment, net	(9,558)	(8,836)
Proceeds from insurance recovery	—	3,616
Acquisitions of businesses, net of cash acquired	(57,511)	(4,630)
Net cash used in investing activities	(153,114)	(91,088)

Cash flows from financing activities
Proceeds from debt	843,110	1,311,208
Repayment of debt	(826,063)	(1,445,190)
Proceeds from public offering of common stock	51,526	217,251
Proceeds from employee stock purchases	274	—
Proceeds from exercise of stock options	7,991	945
Excess tax benefit from exercise of stock options	10,419	—
Tender offer premium	—	(16,937)
Increase in deferred financing costs	(4,375)	(18,285)
Net cash provided by financing activities	82,882	48,992

Net effect of change in exchange rates	(287)	(153)

Net increase in cash	1,472	471

Cash at beginning of period	469	939
Cash at end of period	$1,941	$1,410
Supplemental cash flow information:
Cash paid for income taxes	$—	$411
Cash paid for interest	$38,473	$77,553

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)           ORGANIZATION AND BASIS OF PRESENTATION

Williams Scotsman International, Inc., (“Holdings” or when including its subsidiaries, the “Company”) was organized in November 1993 for the purpose of acquiring Williams Scotsman, Inc. (“Scotsman”).  Holdings conducts business solely as a holding company, the only significant assets of which are the capital stock of Scotsman, Williams Scotsman Europe, S.L. (“WS Europe”), and Williams Scotsman Mexico S. de R.L. de C.V. (“WS Mexico”).  Therefore, any cash dividends to be paid on Holdings’ common stock, or cash interest to be paid on the debt of the Company are dependent upon the cash flow of Scotsman, WS Europe, and WS Mexico.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, Spain, and certain parts of Mexico.

The Company completed the acquisition of Wiron Construcciones Modulares, S.A. (“Wiron”) on August 18, 2006.  The results of Wiron’s operations have been included in the Consolidated Financial Statements since August 18, 2006.   See Note 5 to the Consolidated Financial Statements.

(2)           FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2006, the consolidated results of operations for the three and nine month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005.  The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

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

(3)           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure of uncertain tax positions. The interpretation is effective for the Company on January 1, 2007.  The Company does not anticipate that the adoption of FIN 48 will have a material impact on its financial position or results of operations.

(4)           ACQUISITION OF AMERICAN HOMES INTERNACIONAL, S.A. de C.V.

On February 17, 2006, the Company acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units. This purchase resulted in the acquisition of approximately 300 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $5,100.  The excess purchase price over the estimated fair value of the net tangible assets purchased was $2,400.  The allocation of the purchase price is based on preliminary estimates, subject to revision, after asset values have been finalized.  Revisions to the allocation will be reported as changes to various assets and liabilities including goodwill and other intangible assets.   The Company did not include pro-forma results for the three and nine months ended September 31, 2006 and 2005 as results are immaterial to the consolidated financial statements.

(5)           ACQUISITION OF WIRON CONSTRUCCIONES MODULARES, S.A.

On August 18, 2006, Williams Scotsman Hispania, S.L., a Spanish company (the “Buyer”) and a wholly-owned subsidiary of WS Europe, and shareholders (the “Sellers”) of Wiron Construcciones Modulares, S.A. (“Wiron”), entered into a share purchase agreement (the “Agreement”), pursuant to which the Buyer acquired a 91.5% interest in Wiron represented by 652,221 shares for approximately $53,100.

The purchase price was primarily financed with cash borrowed from the Company’s amended and restated credit facility.  In addition, the Company repaid certain shareholder debt in the transaction approximating $3,400.  The purchase price includes approximately $7,700 of funds that are subject to bank guarantee agreements pending the resolution of certain contingencies as described in the Agreement.  To the extent these contingencies are resolved in favor of the Sellers, these funds will be released to the Sellers.

Wiron is headquartered in Parla, Spain and is one of the largest modular space providers in Spain with 14 branch locations throughout Spain. Wiron manufactures and leases mobile offices and has a lease fleet of approximately 14,000 units.  With the Company’s acquisition in July 2004 of an 8.5% minority interest for approximately $4,700, the Company now owns 100% of the share capital of Wiron.

The following table presents the preliminary allocation of purchase price related to the Wiron business as of the date of acquisition.  The allocation of the purchase price is based on preliminary estimates, subject to revision, after asset values have been finalized.  Revisions to the allocation will be reported as changes to various assets and liabilities including goodwill and other intangible assets:

Current assets	$22,078

Rental equipment	48,514
Property and equipment	8,543
Goodwill and other intangible assets	37,541
Other non-current assets	598

Total assets acquired	117,274

Liabilities:
Accounts payable and other accrued liabilities	29,520
Deferred income taxes	11,175
Assumed debt	23,479

Total liabilities assumed	64,174

Net assets acquired	$53,100

The Company has preliminarily estimated the fair value of Wiron’s identifiable intangible assets as $15,822.  The preliminary allocation of identifiable intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Life

Asset class:

Customer relationships	$9,926	8.4 years
Brand	1,918	5.0 years
Non-compete agreement	1,712	5.0 years
Government certifications	1,738	4.0 years
Below market leasing contracts	528	2.0 years

	$15,822

The intangible assets are amortized using the straight-line method over estimated useful lives.  The purchase price allocation resulted in the recognition of approximately $21,700 of goodwill.  Total goodwill as a result of the acquisition of an 8.5% minority interest in July 2004 and this acquisition approximates $25,300.  This goodwill is a result of the value of the assembled workforce acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately.  Management believes the goodwill recorded as a result of this acquisition will not be deductible for income tax purposes.

The following table provides pro forma results of operations for the three and nine months ended September 30, 2006 and 2005 as if Wiron had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Wiron. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$191,854	$170,289	$529,185	$445,031

Net income (loss)	15,252	(14,952)	37,057	(19,023)

Earnings (loss) per common share — basic	$0.36	$(0.60)	$0.90	$(0.79)
Earnings (loss) per common share — diluted	$0.35	$(0.60)	$0.88	$(0.79)

(6)           STOCK-BASED COMPENSATION

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

Net income for the three and nine months ended September 30, 2006 includes $835 and $1,526, respectively, of compensation costs and $317 and $580, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements. Net income for the three and nine months ended September 30, 2005 includes $2,582 and $3,120, respectively, of compensation costs and $981 and $1,185, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements.

Stock options.  All options issued under plans, other than the Company’s 2005 Omnibus Award Plan, are vested. Under the Company’s 2005 Omnibus Award Plan, nonqualified stock options have been granted to officers and employees.  One half of employee stock options vest over four years and expire ten years from the date of grant.  The other half of these options vest over four years, contingent upon certain performance goals of the Company being met, and expire ten years from the date of grant.  The Company granted 609,750 stock options during the three and nine months ended September 30, 2006.  During the three and nine months ended September 30, 2005, 529,100 stock options were granted.

A summary of option activity under the plans for the three and nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2005	4,216,758	$8.61	3.7	$36,696
Granted	609,750	21.67	—	—
Exercised	1,621,876	4.92	—	30,960
Forfeited/expired	270,758	6.69	—	—
Outstanding balance at September 30, 2006	2,933,874	13.54	5.7	22,944
Vested and expected to vest at September 30, 2006	2,820,335	$13.32	5.6	$22,681
Exercisable balance at September 30, 2006	1,928,922	$10.47	3.7	$21,015

The fair value of the 609,750 options granted in 2006 was $11.22 per option.  The following assumptions were used to compute the fair value using the Cox Ross Rubenstein binomial model at the grant date:  Risk-free interest rate of 5.03%, expected life of 6.25 years, volatility of 47.5%, and dividend yield of 0%.

Compensation expense related to options is being amortized straight line over the vesting period.  As of September 30, 2006, there was $8,938  of total unrecognized compensation costs related to share-based payments.  As of September 30, 2006, 502,489 shares were not yet exercisable as a result of time-based vesting, and 502,463 shares are exercisable contingent upon meeting certain performance goals of the Company.  These costs are expected to be recognized over a weighted average period of 2.0 years.  The total intrinsic value of stock options exercised was $2,528 and $30,960 for the three and nine months ended September 30, 2006, respectively.

Cash received from stock option exercises for the three and nine months ended September 30, 2006 was $1,071 and $7,991, respectively. The income tax benefits from stock option exercises totaled $856 and $10,419 for the three and nine months ended September 30, 2006, respectively. The Company uses the tax law method to determine the ordering of available tax benefits when assessing the realization of stock based compensation deductions.

Restricted Stock Units.  Also under the 2005 Omnibus Award Plan, the Company has awarded members of its board of directors restricted stock units (RSU).  The RSU awards granted prior to June 30, 2006 fully vest in six months from the award date, and are settled at that time in shares of the Company’s common stock.  The shares received in respect of the RSU awards cannot be sold or transferred until one year after the recipient has ceased to serve as a director of the Company.   RSU awards granted after June 30, 2006 fully vest in six months from the award date, and become available for settlement in shares of the Company’s common stock at the earliest of (i) the recipient’s death, (ii), a change in control, or (iii) one year after the recipient has ceased to serve as a director of the Company.  For the three and nine months ended September 30, 2006, 2,812 and 16,872 RSU’s have vested, respectively. There are 12,378 unvested RSU’s as of September 30, 2006. The resulting compensation expense for the three and nine months ended September 30, 2006 related to these RSU’s was not material.

Employee Stock Purchase Plan.  The Company has an employee stock purchase plan for all eligible employees.  Under this plan, shares of the Company’s common stock may be purchased by employees at six-month intervals at 95.25% of the quoted market value on the day before the last day of each six-month period. There were 8,738 shares delivered to employees under the employee stock purchase plan during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company delivered 14,419 shares to its employees under its employee stock purchase plan.  As of September 30, 2006, 985,581 shares were reserved for future issuance under this plan.

(7)           REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

	September 30, 2006	December 31, 2005

Borrowings under revolving credit facility	$281,710	$364,150
Term loan	150,000	150,000
8.5% senior notes, plus unamortized premium of $1,658 and $0 in 2006 and 2005, respectively	451,658	350,000
Other debt	21,820	—
10.0% senior secured notes	—	1,800
Capital lease obligations	4,413	3,496
	$909,601	$869,446

In connection with the acquisition of Wiron, the Company assumed debt.  Wiron’s debt was primarily acquired to finance the purchase of rental equipment and other property and equipment as well as support operating activities.  As of September 30, 2006, total debt held by Wiron was $21,820 and is included in other debt above.  Approximately $12,516 of debt held by Wiron is due within 12 months.

On April 12, 2006, Scotsman entered into an amendment to its Amended and Restated Credit Agreement.  The amendment extended the maturity of the Amended and Restated Credit Facility to April 12, 2011, provided for more favorable borrowing base calculations, revised the restrictive covenants to grant greater flexibility to incur debt and make acquisitions, and revised the change of control provisions.  In addition, the amendment changed the interest rate on borrowings under the revolver and term loan from a rate of either prime plus 1% or the Eurodollar rate plus 2.5% to either prime plus 0.50% or the Eurodollar rate plus 2.0%.  The interest rate margin is also subject to pricing adjustments based on excess availability and a ratio of total funded debt to EBITDA as defined in the Amended and Restated Credit Agreement.  In addition, on April 18, 2006, Scotsman issued $100,000 of additional 8.5% Senior Notes due 2015 at a cash price of 101.75% of their principal amount.   The Company used its proceeds to repay a portion of its indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

The total commitment under the Amended and Restated Credit Agreement (including the term loan and revolver facility) was $650 million at September 30, 2006.  Excess availability calculated in accordance with this facility was $197,200 at September 30, 2006.  Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in rental equipment, accounts receivable, property and equipment and other assets. The credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, the Company will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  During the quarter and nine months ended September 30, 2006, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.

On November 10, 2006, the Company entered into a second amendment to its Amended and Restated Credit Agreement to further revise the definition of change of control. A change of control is an event of default under the credit agreement. The amendment eliminates the requirement that the Equity Investors, including related parties of The Cypress Group L.L.C. and Keystone Group, L.P., as more specifically defined in the credit agreement, retain a minimum ownership percentage of Holdings’ capital stock. Instead the amendment provides that it is a change of control if 25% or more of the economic or voting interest in Holdings’ capital stock is acquired on a fully diluted basis, by any person or group, other than the Equity Investors.

 (8)          STOCKHOLDERS’ EQUITY

Changes in the Company’s stockholders’ equity during the period December 31, 2005 through September 30, 2006 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2005	$519	$471,406	$51,846	$16,908	$(295,938)	$244,741
Option exercises for purchase of 1,621,876 shares of common stock	16	7,975	—	—	—	7,991
Excess tax benefit of option exercises	—	10,419	—	—	—	10,419
Non-cash stock compensation expense	—	1,526	—	—	—	1,526
Issuance of stock under employee stock purchase plan	—	274	—	—	—	274
Issuance of 2,101,724 shares of common stock (less direct cost of $3,550)	21	51,505	—	—	—	51,526
Comprehensive income:
Net income for the nine months ended September 30, 2006	—	—	38,166	—	—	38,166
Foreign currency translation adjustment	—	—	—	4,796	—	4,796
Total comprehensive income						42,962
	$556	$543,105	$90,012	$21,704	$(295,938)	$359,439

On  May 16, 2006, the Company and selling shareholders sold 9,990,793 shares of its common stock at $26.25 per share.  Of the shares, 2,101,724 shares were sold by the Company and resulted in proceeds to the Company of approximately $51,526 (net of underwriting fees and other offering expenses of approximately $3,550).  In addition, 7,889,069 shares were offered by selling stockholders of the Company, which include related parties of The Cypress Group L.L.C. and Keystone Group, L.P. and certain members of senior management. Also, 380,000 stock options were exercised and the shares were sold by management in connection with this offering, which resulted in additional net proceeds to the Company of $2,000.   The Company used its proceeds from this stock offering to repay a portion of its indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

(9)           COMPREHENSIVE INCOME (LOSS)

A summary of the components of comprehensive income (loss) for the three and nine month periods ended September 30, 2006 and 2005 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$16,151	$(14,668)	$38,166	$(18,172)
Foreign currency translation adjustment	729	5,261	4,796	2,340

Comprehensive income (loss)	$16,880	$(9,407)	$42,962	$(15,832)

(10)         EARNINGS PER SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods.  The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Weighted-average shares — basic earnings per share	42,918,245	24,877,087	41,268,754	24,003,061

Effect of employee stock options	690,264	—	1,012,589	—

Weighted-average shares — diluted earnings per share	43,608,509	24,877,087	42,281,343	24,003,061

The effect of share based payments of 1,270,056 and 1,233,417 was excluded from the calculation for the three and nine months ended September 30, 2005, respectively, because the effect was antidilutive.

(11)         INCOME TAXES

At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined is used in providing for income taxes on a current year-to-date basis.  The effective tax rate reflects anticipated foreign income taxes on a current year-to-date basis.  The effective tax rate reflects anticipated foreign tax rates, capital gains rates, and other available tax-planning alternatives.  It also includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year.  Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

In arriving at this effective tax rate, no effect is included for the tax related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect in financial statements for the interim period or for the year.  The effective tax rate also excludes the effects of changes in judgment about beginning-of-year valuation allowances and the effects on deferred tax balances of a change in tax laws or rates.  Rather, these items are recorded as adjustments to tax expense in the interim period they are determined, and are not allocated to future interim periods.

During the third quarter of 2006, income tax expense included a reduction of the valuation allowance for deferred taxes primarily related to net operating losses scheduled to expire in 2006.  As a result of increases in estimates of 2006 taxable income, these net operating losses are currently expected to be used and a valuation allowance against these particular net operating losses is no longer considered necessary. Also during the third quarter of 2006, income tax expense was decreased as a result of a change in the estimated future effects of income taxes on cumulative temporary differences resulting from recent changes to enacted tax rates for Canada and certain of its provinces. As a result of the above changes in estimates, income tax expense was reduced by approximately $3,000 in the third quarter of 2006.

 (12)        CONTINGENCIES

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

(13)         SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following presents condensed consolidating financial information for Holdings, Scotsman, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, which consist of WS Europe and WS Mexico.  Space Master International, Inc., Evergreen Mobile Company and Truck & Trailer Sales, Inc. do not have any assets or operations.

	September 30, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$22	$784	$238	$897	$—	$1,941
Rental equipment, net	—	297,829	696,513	59,044	—	1,053,386
Property and equipment, net	—	78,560	3,562	8,801	—	90,923
Investment in subsidiaries	343,230	714,703	—	—	(1,057,933)	—
Goodwill and intangible assets	—	171,956	2,312	41,782	—	216,050
Other assets	—	178,316	22,453	25,273	—	226,042
Total assets	$343,252	$1,442,148	$725,078	$135,797	$(1,057,933)	$1,588,342

Liabilities:
Accounts payable	—	37,193	4,162	15,722	—	57,077
Revolving credit facility	—	281,710	—	—	—	281,710
Long-term debt	—	606,071	—	21,820	—	627,891
Deferred income taxes	(16,166)	159,757	—	16,565	—	160,156
Other liabilities	(21)	86,907	6,213	8,970	—	102,069
Total liabilities	(16,187)	1,171,638	10,375	63,077	—	1,228,903

Equity	359,439	270,510	714,703	72,720	(1,057,933)	359,439
Total liabilities and stockholders’ equity	$343,252	$1,442,148	$725,078	$135,797	$(1,057,933)	$1,588,342

	December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$74	$272	$1	$122	$—	$469
Rental equipment, net	—	286,997	652,954	4,678	—	944,629
Property and equipment, net	—	78,220	2,922	35	—	81,177
Investment in subsidiaries	239,111	665,397	—	—	(904,508)	—
Goodwill and intangible assets	—	171,491	2,044	—	—	173,535
Other assets	(1)	163,667	12,659	4,485	—	180,810
Total Assets	$239,184	$1,366,044	$670,580	$9,320	$(904,508)	$1,380,620

Liabilities:
Accounts payable	—	58,980	1,580	125	—	60,685
Revolving credit facility	—	364,150	—	—	—	364,150
Long-term debt	—	505,296	—	—	—	505,296
Deferred income taxes	(5,555)	146,575	—	—	—	141,020
Other liabilities	(2)	61,960	3,603	(833)	—	64,728
Total liabilities	(5,557)	1,136,961	5,183	(708)	—	1,135,879

Equity	244,741	229,083	665,397	10,028	(904,508)	244,741
Total liabilities and stockholders’ equity	$239,184	$1,366,044	$670,580	$9,320	$(904,508)	$1,380,620

	Year to Date September 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$396,539	$107,177	$7,960	$—	$511,676
Cost of sales and services	—	254,963	45,038	4,029	—	304,030
Gross profit	—	141,576	62,139	3,931	—	207,646

Selling, general and administrative expenses	515	37,046	42,835	3,424	—	83,820
Other depreciation and amortization	—	11,210	1,875	269	—	13,354
Interest	(9)	53,054	—	568	—	53,613
Loss on early extinguishment of debt	—	90	—	—	—	90
Income tax expense (benefit)	(193)	18,756	—	40	—	18,603
Equity in earnings of subsidiary	38,479	17,429	—	—	(55,908)	—

Net income (loss)	$38,166	$38,849	$17,429	$(370)	$(55,908)	$38,166

	Year to Date September 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$339,421	$83,846	$1,325	$—	$424,592
Cost of sales and services	—	230,932	35,146	1,000	—	267,078
Gross profit	—	108,489	48,700	325	—	157,514

Selling, general and administrative expenses	55	31,290	38,888	563	—	70,796
Other depreciation and amortization		10,451	1,415	317	—	12,183
Interest	(6)	73,757	4	—	—	73,755
Loss on early extinguishment of debt	—	30,678	—	—	—	30,678
Income tax expense (benefit)	(19)	(11,863)	156	—	—	(11,726)
Equity in earnings (loss) of subsidiary	(18,142)	8,237	—	—	9,905	—

Net income (loss)	$(18,172)	$(17,587)	$8,237	$(555)	$9,905	$(18,172)

	Year to Date September 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(62,919)	$28,882	$41,128	$64,900	$—	$71,991

Rental equipment additions	—	(93,958)	(25,244)	(5,395)	—	(124,597)
Cash provided by (used in) other investing activities	—	44,755	(15,589)	(57,683)	—	(28,517)
Cash used in investing activities	—	(49,203)	(40,833)	(63,078)	—	(153,114)

Proceeds from debt	—	843,110	—	—	—	843,110
Repayments of debt	—	(824,774)	—	(1,289)	—	(826,063)
Proceeds from offering of common stock	—	51,526	—	—	—	51,526
Proceeds from employee stock purchases	—	274	—	—	—	274
Proceeds from employee stock options	—	7,991	—	—	—	7,991
Excess tax benefit from exercise of stock options	10,419	—	—	—	—	10,419
Payment of dividends to Williams Scotsman International	52,833	(52,833)	—	—	—	—
Deferred financing costs	—	(4,375)	—	—	—	(4,375)
Cash provided by financing activities	63,252	20,919	—	(1,289)	—	82,882

Effect of change in exchange rates	(385)	(87)	(58)	243	—	(287)
Net change in cash	(52)	511	237	776	—	1,472
Cash at beginning of period	74	273	1	121	—	469

Cash at end of period	$22	$784	$238	$897	$—	$1,941

	Year to Date September 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(50)	$12,107	$27,135	$3,528	$—	$42,720

Rental equipment additions	—	(87,044)	(16,324)	(3,695)	—	(107,063)
Cash (used in) provided by other investing activities	—	36,137	(20,340)	178	—	15,975
Cash used in investing activities	—	(50,907)	(36,664)	(3,517)	—	(91,088)

Proceeds from debt	—	1,311,208	—	—	—	1,311,208
Repayments of debt	—	(1,445,190)	—	—	—	(1,445,190)
Proceeds from offering of common stock	—	217,251	—	—	—	217,251
Proceeds from employee stock options	—	945	—	—	—	945
Tender offer premium	—	(16,937)	—	—	—	(16,937)
Payment of dividends to Williams Scotsman International	134	(134)	—	—	—	—
Cash (used in) provided by other financing activities	—	(18,285)	—	—	—	(18,285)
Cash provided by financing activities	134	48,858	—	—	—	48,992

Effect of change in exchange rates	—	(9,247)	9,380	(286)	—	(153)
Net change in cash	84	811	(149)	(275)	—	471
Cash at beginning of period	4	181	107	647	—	939

Cash at end of period	$88	$992	$(42)	$372	$—	$1,410

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

New Accounting Pronouncements

As more fully described in Note 6 to our unaudited consolidated financial statements in this Form 10-Q, effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123-R, “Share-Based Payment”, using the modified prospective transition method.  Under that transition method, compensation cost recognized in the quarter and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123.  Because we previously applied the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123-R and SFAS No. 123 are materially consistent when applied to the Company’s equity plans, the adoption of SFAS No. 123-R did not have a significant impact on the Company’s financial position or its results of operations.

In applying the fair value accounting provisions of SFAS No. 123-R, we use a generally accepted option valuation model, the Cox Rubenstein binomial valuation model. This model requires specified inputs to determine the fair value of our stock options, including (i) the fair value of our common stock on the grant date, (ii) the expected volatility of our common stock over the expected option life, (iii) the risk-free interest rate, (iv) the expected dividend yield, and (v) the expected option life. We are utilizing a simplified method for determining the expected term of the option in accordance with SEC Staff Accounting Bulletin No. 107. This simplified method calculates the expected term of the option as the sum of the vesting term and the original contract term of the option divided by two. The fair value of our common stock on the grant date is determined by the average of the highest and lowest sale prices quoted on the NASDAQ exchange on the date prior to the date of grant.  We use historical data and objectively verifiable information to determine the risk-free interest rate and the expected dividend yield. We have used published historical stock indices of comparable companies to estimate our common stock’s volatility.  Prior to January 1, 2006, we have accounted for these option grants using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

In March 2005 we granted 173,987 options with an exercise price of $14.86 per share and in September of 2005, we granted 529,100 options with an exercise price of $16.00 per share. In addition, in July 2006, we granted 609,750 options with an exercise price of $21.67 per share.  The estimated fair value of the options of $1.1 million or $6.38 per share for the March 2005 option grant, $4.2 million or $7.97 per share for the September 2005 option grants, and $6.8 million or $11.22 per share for the July 2006 grants is being amortized over the respective vesting periods.  As of September 30, 2006, the September 2005 option grants and July 2006 option grants have not completely vested.  Total compensation cost related to these nonvested awards not yet recognized in the Company’s financial statements approximates $8.9 million as of September 30, 2006 and is expected to be recognized over a weighted average period of 2.0  years.  We believe that our estimates of the fair value of the stock options granted in recent periods are reasonable and supportable.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure of uncertain tax positions. The interpretation is effective for the Company on January 1, 2007.  The Company does not anticipate that the adoption of FIN 48 will have a material impact on its financial position or results of operations.

Overview of Financial Results

Revenues for the three months ended September 30, 2006 were $187.6 million, which represents a 14.8% increase from $163.5 million in the comparable period of 2005. Gross profit was $74.4 and $55.6 million for the three months ended September 30, 2006 and 2005, respectively. Net income for the three months ended September 30, 2006 was $16.2 million, an increase of $30.9 million from a net loss of $(14.7) million in the comparable period of 2005. Revenues for the nine months ended September 30, 2006 were $511.7 million, which represents a 20.5% increase from $424.6 million in the comparable period of 2005.  Gross profit was $207.7 million and $157.5 million for the nine months ended September 30, 2006 and 2005, respectively.  Net income for the nine months ended September 30, 2006 was $38.2 million, an increase of $56.4 million from a net loss of $(18.2) million in the comparable period of 2005.

On August 18, 2006, we completed our acquisition of Wiron Construcciones Modulares, S.A. (“Wiron”).  Wiron is headquartered in Parla, Spain and is one of the largest modular space providers in Spain with 14 branch locations. Wiron both manufactures and leases mobile offices and has a lease fleet of approximately 14,000 units.  With our acquisition in July 2004 of an 8.5% minority interest for approximately $4.7 million, we now own 100% of the share capital of Wiron.  The transaction was accounted for under the purchase method of accounting with a purchase price of $53.1 million, including acquisition costs. The acquisition was primarily financed with borrowings under our credit facility.

On May 16, 2006, we completed the equity offering of 9,990,793 shares of common stock at $26.25 per share. Of the shares, 2,101,724 were offered by us and resulted in net proceeds to us of approximately $51.5 million. In addition, 7,889,069 shares were offered by selling stockholders, which include related parties of Cypress Group LLC (Cypress) and Keystone Group L.P. (Keystone) and certain members of senior management. Also, on April 18, 2006, we issued $100 million of additional 8.5% Senior Notes at a cash price of 101.75% of their principal amount. We used the net proceeds from the offering of new notes and from the equity offering to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

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

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005.

Revenues in the quarter ended September 30, 2006 were $187.6 million; a $24.1 million or 14.8 % increase from revenues of $163.5 million in the comparable period of 2005. The increase resulted from a $12.2 million or 19.4% increase in leasing revenue, a $4.0 million or 10.8% increase in sales of new units from the same period in 2005, a $3.7 million or 8.9% increase in delivery and installation revenues, a $2.7 million or 26.3% increase in sales of rental equipment, and a $1.5 million or 12.8% increase in other revenue. The increase in leasing revenue for the quarter ended September 30, 2006, as compared to the same period of 2005, was driven primarily by our North American operations.  The increase in North American operations resulted from an increase in average units on rent of approximately 3,100 units and an increase in the average rental rate for the quarter ended September 30, 2006 from $264 to $291. The increase in units on rent is attributable to overall business improvement, and strong contribution from the Canadian oil and gas sector. The increase in the average rental rate was primarily a result of rental rate increases during 2005 and 2006 as well as positive changes in the mix of units on rent for the comparable periods.  In North America, overall fleet utilization of approximately 82% for the quarter ended September 30, 2006 was nearly equal to the same period of the prior year, up approximately 0.6 percentage points.  However, utilization of our modular equipment increased from 82% to 84%, while the average rental rate for our modular equipment increased from $309 to $343 for the quarter ended September 30, 2006 compared to the prior year quarter.  The 10.8% increase in sales of new units is primarily attributable to strong sales of workforce housing camp units in the oil and gas sector in the western regions of Canada, along with increased classroom activity in the Southern California area and increased activity in the Gulf Coast area.  These increases are partially offset by a decrease in the central northwest region of the U.S. due to non-recurring classroom sales in the prior period. The increase in delivery and installation revenue is largely due to increased units on rent for the quarter ended September 30, 2006 as compared to the same period of 2005 as well as the increase in sales activity discussed above. The increase in sales of rental units of 26.3% was primarily due to strong sales of rental units in the central southwest and Canadian regions. The increase in other revenue of 12.8% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.

Gross profit for the quarter ended September 30, 2006 was $74.4 million; an $18.8 million or 33.9% increase from the third quarter of 2005. Leasing gross profit margin increased $9.2 million or 28.8% from the same period of 2005, while leasing gross profit margin percentage increased 4.0 percentage points from the prior year period as a result of the 19.4% increase in leasing revenues as discussed above partially offset by a 9.7% increase in direct leasing costs attributable to refurbishment and maintenance costs incurred to put increased units on rent compared to the prior year period, as well as increased depreciation expense related to the growth in fleet. New unit sales gross profit increased $3.4 million or 53.0% primarily due to the increases in sales described above.  Gross profit margin percentage related to new unit sales increased 6.5 percentage points primarily due to higher margins related to strong sales in the oil and gas sector in Canada as compared to the quarter ended September 30, 2005.  Delivery and installation gross profit increased $2.7 million for the three months ended September 30, 2006 while the gross profit margin percentage increased 4.5% primarily related to increases in sales and leasing revenue described above, as well as improved margins on modular construction activities, especially in the south central and the northeast regions of the country. Gross profit from other revenues increased $2.3 million and gross profit margin percentage from other revenues increased 9.9 percentage points from the prior period as a result of the increased revenues discussed above, as well as a non-recurring charge of $1.0 million recorded in the prior year from losses from Hurricane Katrina.  Gross profit from sales of rental units increased $1.2 million or 52.2% and gross profit margin percentage from sales of rental units increased by 4.7 percentage points primarily as a result of the increased revenues discussed above and the changes in mix of rental units sold as compared to the same period of 2005.

Selling, general and administrative expenses for the quarter ended September 30, 2006 increased by approximately $5.3 million or 21.2% to $30.3 million from $25.1 million in the same period of 2005.  This increase is primarily associated with increased employee and facility related costs to support growth of our revenues, increased costs related to the Company’s new public company status, and costs associated with our European operations.  Selling, general and administrative expenses as a percentage of total revenues increased by 0.8 percentage points for the quarter ended September 30, 2006 as compared to September 30, 2005.

Interest expense decreased by 25.4% to $18.3 million in the third quarter of 2006 from $24.5 million in the same period in 2005.  This decrease is primarily a result of the refinancing transactions that occurred in 2005 and 2006, as well as a decrease in the effective interest rate on our total debt of 97 basis points from the same period of 2005. During the three months ended September 30, 2005, we recorded a loss on the early extinguishment of debt of $25.5 million resulting from the write-off of deferred financing costs of $7.3 million and prepayment costs, premiums, and unamortized discounts of $18.2 million associated with the repurchase or redemption of the Company’s 9.875% Senior Notes and 10% Senior Secured Notes.

For the quarters ended September 30, 2006 and 2005, income tax expense (benefit) was $4.8 million and $(9.1) million respectively.  Our effective tax rate for the quarters ended September 30, 2006 and 2005 was approximately 23.0% and 38.2% respectively.   The decrease in the effective tax rate is primarily the result of a reduction of the valuation allowance for deferred taxes during the third quarter related to net operating loss carryforwards scheduled to expire in 2006.  As a result of increases in estimated 2006 taxable income, these net operating loss carryforwards are currently expected to be used and a valuation allowance against these particular net operating loss carryforwards is no longer considered necessary.  Also during the third quarter of 2006, the effective tax rate was reduced as a result of  a change in the estimated future effects of income taxes on cumulative temporary differences resulting from recent changes to enacted tax rates for Canada and certain of its provinces.  As a result of the above changes in estimates, income tax expense for the quarter was reduced by approximately $3.0 million.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005.

Revenues for the nine months ended September 30, 2006 were $511.7 million; an $87.1 million or 20.5% increase from revenues of $424.6 million in the same period of 2005.  The increase resulted from a $32.1 million or 17.7% increase in leasing revenues, a $24.2 million or 29.0% increase in sales of new units, a $13.1 million or 12.9% increase in delivery and installation revenues, a $12.2 million or 47.3% increase in sales of rental equipment, and a $5.5 million or 16.9% increase in other revenues from the same period in 2005.  The increase in leasing revenues of 17.7% resulted from a 3,700 unit increase in average units on rent and a $27 increase in the average rental rate for the nine months ended September 30, 2006 from $260 to $287. The increase in units on rent is attributable to overall business improvement across all North American regions including the Canadian oil and gas sector, the contribution from fleet acquisitions since last year and increased demand for our portable storage product. The increase in the average rental rate in North America was primarily a result of rental rate increases during 2005 and 2006 as well as positive changes in the mix of units on rent for the comparable periods. Average fleet utilization of approximately 82% in North America for the nine months ended September 30, 2006 was up approximately 1.1 percentage points from the same period of the prior year.  Utilization of our North American modular equipment increased from 81% to 83%, while the average rental rate increased from $305 to $337 for the nine months ended September 30, 2006 compared to the prior year.  The 29.0% increase in sales of new units for the nine months ended September 30, 2006 as compared to the same period of 2005 is primarily attributable to military projects completed in the first half of 2006 as well as sales of new units in the central southwest region of the country primarily as a result of the effects of Hurricane Katrina, and sales in western Canada related to the oil and gas sector. These increases are partially offset by a decrease in the central northwest region of the U.S. due to non-recurring classroom sales in the prior period. The increase in delivery and installation revenue is largely due to increased units on rent for the nine months ended September 30, 2006 as compared to the same period of 2005 as well as the increase in sales activity discussed above. The increase in sales of rental units of 47.3% was primarily due to the strong sale of rental units in the southeast and central southwest regions of the country due to increased hurricane-related activity, as well as continued strong demand in the oil and gas sector in Canada. The increase in other revenue of 16.9% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.

 Gross profit for the nine months ended September 30, 2006 was $207.6 million; a $50.1 million or 31.8% increase from the nine months ended September 30, 2005. Leasing gross profit margin increased $22.2 million from the same period in 2005 while leasing gross profit margin percentage increased by approximately 2.2 percentage points. These increases were a result of the increased leasing revenues described above partially offset by a 12.0% increase in direct leasing costs attributable to refurbishment and maintenance costs incurred to put increased units on rent as compared to the prior year period, as well as increased depreciation expense related to the growth in fleet and increased capital expenditures for improvements to older units.  Gross profit margin and gross profit margin percentage related to new unit sales increased $9.5 million, or 4.9 percentage points, primarily due to the increase in sales described above, as well as higher margins related to the hurricane sales described above and higher margins on certain modular construction projects during the nine months ended September 30, 2006 as compared to the same period in the prior year.    Delivery and installation gross margin increased $7.5 million for the nine months ended September 30, 2006 primarily as a result of strong sales and modular building activity in the central southwest as well as overall additional units on rent.  The gross profit margin percentage increased approximately 4.8 percentage points, which is primarily attributable to the increased margins on related sales during the nine month period ended September 30, 2006, as well as higher margins on certain modular construction projects in 2006 as compared to 2005.

Gross profit margin from other revenues increased $6.2 million while gross profit margin percentage from other revenues increased 5.8 percentage points from the prior period as a result of the increased sales of ancillary products discussed above.  Gross profit margin and gross profit margin percentage from sales of rental units increased by $4.8 million, or 5.6 percentage points, primarily as a result of the increased revenues discussed above and a favorable change in mix of rental units sold as compared to the same period of 2005.

Selling, general and administrative expenses for the nine month period ended September 30, 2006 increased by approximately $13.0 million or 18.4% to $83.8 million from $70.8 million in the same period in 2005.  Selling, general, and administrative expenses as a percentage of total revenues decreased 0.3 percentage points to 16.4% for the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005.  The increase in selling, general, and administrative expense is primarily associated with increased employee and facility related costs to support growth of our revenues discussed above, as well as increased insurance and costs related to the Company’s new public company status, including costs incurred to ensure compliance with the requirements of the Sarbanes-Oxley Act of 2002.  These increases were partially offset by decreased stock compensation expense related to the acceleration of options in 2005.

Interest expense decreased by 27.3% to $53.6 million in the nine month period ended September 30, 2006 from $73.8 million in the same period in 2005. This decrease is primarily a result of the refinancing transactions that occurred in 2005 and 2006, as well as the effective interest rate on our total debt decreasing approximately 110 basis points over the same period of 2005.  During the nine months ended September 30, 2005, we recorded a loss on the early extinguishment of debt of $30.7 million resulting from the write-off of deferred financing costs of $12.5 million and prepayment costs, premium and unamortized discount of $18.2 million associated with the company’s refinancing transactions which included entering into an amended and restated credit facility in June 2005 and the repurchase or redemption of the Company’s 9.875% and 10% Notes during September 2005.

For the nine months ended September 30, 2006 and 2005, income tax expense (benefit) was $18.6 million and $(11.7) million respectively.  Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 32.8% and 39.2%, respectively.   The decrease in the effective tax rate is primarily the result of a reduction of the valuation allowance for deferred taxes during the third quarter related to net operating loss carryforwards scheduled to expire in 2006.  As a result of increases in estimated 2006 taxable income, these net operating loss carryforwards are currently expected to be used and a valuation allowance against these particular net operating loss carryforwards is no longer considered necessary.  Also during the third quarter of 2006, the effective tax rate was reduced as a result of a change in the estimated future effects of income taxes on cumulative temporary differences resulting from recent changes to enacted tax rates for Canada and certain of its provinces.  As a result of the above changes in estimates, income tax expense for the nine months ended September 30, 2006 was reduced by approximately $3.0 million.

Contractual Obligations and Commercial Commitments

In connection with the Company’s acquisition of Wiron, the company assumed debt.  The Company’s debt was primarily acquired to finance the purchase of rental equipment and property, plant and equipment as well as support operating activities.  As of September 30, 2006, total debt held by Wiron was $21.8 million, of which approximately $12.5 million is due within 12 months.

Liquidity and Capital Resources

During the nine months ended September 30, 2006 and 2005, cash flow from operating activities was $72.0 million and $42.7 million respectively.  The $29.3 million increase in operating cash flows from the prior year is primarily the result of increased profits from the sales of new and rental equipment units, increases in leasing revenue as well as related increases in delivery and installation revenue.  This increase in cash flow is partially offset by the timing of payments of accounts payable and accrued expenses.  See “Results of Operations” above for further discussion of sales and leasing gross profit.

Cash used in investing activities was $153.1 million and $91.1 million for the nine months ended September 30, 2006 and 2005, respectively.  Our primary capital expenditures are for the discretionary purchase of new units for our lease fleet and betterments to the fleet.  Capital expenditures related to our lease fleet increased $17.5 million from the prior period. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.  In August 2006, we acquired Wiron Construcciones Modulares, S.A., a  Parla, Spain-based company, for $53.1 million as more fully discussed below. In February 2006, we acquired American Homes International, S.A. de C.V., a Monterrey, Mexico-based company, for $5.1 million.  In February 2005, we acquired Mobile Space, Inc., a Chicago-based company, for $4.8 million.

Net cash provided by financing activities of $82.9 million for the nine months period ended September 30, 2006 consisted primarily of $51.5 million of proceeds from our public offering of common stock discussed below, as well as $10.4 million of excess tax benefits from stock-based payment arrangements, $8.0 million in proceeds from exercises of stock options, and net proceeds from long-term debt of $17.0 million.   Net cash provided by financing activities of $49.0 million for the nine month period ended September 30, 2005 consisted primarily of proceeds from initial public offering of common stock and net debt borrowings.

On August 18, 2006, Williams Scotsman Hispania, S.L., a Spanish company (the “Buyer”) and a wholly-owned subsidiary of Williams Scotsman Europe, S.L., and shareholders (the “Sellers”) of Wiron Construcciones Modulares, S.A. (“Wiron”), entered into a share purchase agreement (the “Agreement”), pursuant to which the Company acquired a 91.5% interest in Wiron represented by 652,221 shares for approximately $53.1 million, net of certain assets acquired in the transaction simultaneously repurchased by the Sellers.

The purchase price was primarily financed with cash borrowed from the Company’s amended and restated credit facility.  In addition, the Company repaid certain shareholder debt in the transaction approximating $3.4 million.  The purchase price also includes approximately $7.7 million of funds that are subject to bank guarantee agreements pending the resolution of certain contingencies as described in the Agreement.   To the extent these contingencies are resolved in favor of the Sellers, these funds will be released to the Sellers.

Wiron is headquartered in Parla, Spain and is one of the largest modular space providers in Spain with 14 branch locations. Wiron both manufactures and leases mobile offices and has a lease fleet of approximately 14,000 units.  With the Company’s acquisition in July 2004 of an 8.5% minority interest for approximately $4.7 million, the Company now owns 100% of the share capital of Wiron.

On May 16, 2006, we completed the equity offering of 9,990,793 shares of our common stock at $26.25 per share.  Of the shares, 2,101,724 shares were offered by us and resulted in proceeds of approximately $51.5 million (net of underwriting fees and other offering expenses of approximately $3.5 million).  In addition, 7,889,069 shares were offered by our selling stockholders, which include related parties of Cypress, Keystone, and certain members of senior management. Also, 380,000 stock options were exercised and the shares were sold by management in connection with this offering, which resulted in additional net proceeds of $2.0 million to us.   We used the proceeds from this stock offering to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

Also, on April 18, 2006, Scotsman issued $100 million of additional 8.5% Senior Notes due 2015 (the 8.5% Notes) at a cash price of 101.75% of their principal amount. We used the proceeds to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses. At September 30, 2006, we had outstanding principal of $450 million of the 8.5% Notes.  In addition, on April 12, 2006, Scotsman entered into an amendment to its Amended and Restated Credit Agreement.  The amendment extended the maturity of the Amended and Restated Credit Facility to April 12, 2011, provided for more favorable borrowing base calculations, revised the restrictive covenants to grant us greater flexibility to incur debt and make acquisitions, and revised the change of control provisions.  In addition, the amendment changed the interest rate on borrowings under the revolver and term loan from a rate of either prime plus 1% or the Eurodollar rate plus 2.5% to either prime plus 0.50% or the Eurodollar rate plus 2.0%.  The interest rate margin is also subject to pricing adjustments based on excess availability and a ratio of total funded debt to EBITDA as defined in the Amended and Restated Credit Agreement.

At September 30, 2006, we had $150.0 million in term loans and $281.7 million in revolving credit facility debt outstanding under our Amended and Restated Credit Facility.  Our total Amended and Restated Credit Facility (including the term loan and revolver commitment) was $650 million at September 30, 2006.  Excess availability calculated in accordance with this facility was $197.2 million at September 30, 2006.  Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. Our credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  During the quarter ended September 30, 2006, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.  For a description of the 8.5% Notes and the Amended and Restated Credit Facility, see Note 6 of the Notes to Audited Consolidated Financial Statements in our December 31, 2005 Annual Report on Form 10-K.

On November 10, 2006, the Company entered into a second amendment to its Amended and Restated Credit Agreement to further revise the definition of change of control.  A change of control is an event of default under the credit agreement. The amendment eliminates the requirement that the Equity Investors, including related parties of The Cypress Group L.L.C. and Keystone Group, L.P., as more specifically defined in the credit agreement, retain a minimum ownership percentage of Holdings’ capital stock. Instead the amendment provides that it is a change of control if 25% or more of the economic or voting interest in Holdings’ capital stock is acquired on a fully diluted basis, by any person or group, other than the Equity Investors.

For the next twelve months, we expect that cash flow from operations, cash on hand and available borrowing capacity under the Amended and Restated Credit Facility will be adequate to finance our business plans, ongoing operations and debt service obligations.  Over the longer term, we believe that cash flow from operations and available borrowing capacity under the Amended and Restated Credit Facility will generally be sufficient to fund our operations and debt service obligations.  However, in order to repay the Amended and Restated Credit Facility and the 8.5% Notes at maturity, we will need to either refinance these facilities with indebtedness and/or raise equity capital.  Also, in order to complete a major acquisition in North America or expand significantly in Europe, we may need to incur additional indebtedness or issue additional equity capital.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2005.

The Company is exposed to movements in the exchange rates of various currencies against the United States dollar.  The major foreign currencies in which foreign currency risks exist are the Canadian dollar, euro, and Mexican peso.  The financial statements of the Company’s foreign subsidiaries for which the local currency is the functional currency have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation.  Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rates during the year.  The resulting translation adjustments are included in the accumulated other comprehensive income component of stockholders’ equity.

From time to time, currencies may strengthen or weaken in countries in which the Company sells or leases its product.  The Company’s investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. For the nine months ended September 30, 2006 and year ended December 31, 2005, translation adjustments, recorded in the accumulated other comprehensive income component of stockholders’ equity, increased stockholders’ equity by $4.4 million and $2.8 million, respectively. As a result of the recent acquisition of Wiron for approximately $53.1 million, the Company has increased its investment in foreign owned subsidiaries. A 10% depreciation in the functional currency, the euro, of our recent investment in Wiron, relative to the U.S. dollar, would result in a $5.3 million reduction of shareholders’ equity.

The Company does not currently hedge against foreign currency translation risks, however, this does not preclude the adoption of specific hedging strategies in the future. While the Company may take actions to mitigate the impacts of any future currency movements, there is no assurance that such movements will not adversely affect the Corporation.

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

10.1

Share Purchase Agreement dated August 18, 2006, among Williams Scotsman Hispania, S.L., and Mr. Francisco Augusto de Villa Molina, La Rebeldía, S.L., E.M.C. Promociones y Construcciones, S.A.,and Ms. María-Amparo de Villa Molina, shareholders of Wiron Construcciones Modulares, S.A. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K dated August 24, 2006).

10.2

Second Amendment to the Amended and Restated Credit Agreement, dated as of November 10, 2006, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent and Issuing Lender.**

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

**    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

By:	/s/ Robert C. Singer
Robert C. Singer
Executive Vice President and Chief Financial Officer

Dated: November 13, 2006