Form 10-K
period 2006-12-31
WILLIAMS SCOTSMAN INTERNATIONAL INC
filed 2007-03-12
CIK 923144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-51521

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

(Exact name of Registrant as specified in Charter)

Delaware	52-1862719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8211 Town Center Drive Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (410) 931-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market LLC
(The NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $675.0 million based on the closing sale price as reported on The NASDAQ Stock Market. As of February 28, 2007, 43,169,045 shares of common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

SAFE HARBOR STATEMENT—CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10-K for the year ended December 31, 2006 constitute “forward-looking statements” as that statement is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks discussed in “Risk Factors” as well as risks associated with:

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

PART I

Item 1.                        Business

General

Founded more than 50 years ago, we believe we are the largest provider of modular space solutions in North America. Operating through our network of 88 branch offices in North America, we provide high quality, cost effective modular space solutions to a diversified client base of over 30,000 customers in multiple industries including construction, education, commercial and industrial, government, and healthcare. Our products, which include mobile offices, modular classrooms and other multi-unit modular structures, offer our customers flexible, low-cost, and timely solutions to meet their temporary space needs on an outsourced basis. We also provide portable storage solutions and we believe we are the third largest portable storage company in the United States. Our current North American modular space and portable storage lease fleet consists of approximately 102,000 units. During 2006, we have expanded our footprint outside of North America with our acquisition of Wiron Constructionnes Modulares, S.A. (Wiron), one of the largest modular space providers in Spain with 14 branch locations adding approximately 14,500 units to our fleet.  In addition to leasing, we offer both new and used units for sale and provide delivery, installation and other ancillary products and services. As of December 31, 2006, we had invested a total of $1.4 billion in our lease fleet. For the year ended December 31, 2005 and 2006, we generated revenues of approximately $592 million and $681 million, respectively.

Our business model is primarily focused on leasing rather than selling our units. We believe our leasing model is highly attractive because our lease fleet:

•       generates recurring revenues from our units leased to customers with an average lease duration of approximately 28 months;

•       has average monthly leasing rates which recoup our average unit investment in less than 4 years;

•       maintains a high utilization level that has averaged 82% over the last 10 years;

•       consists of units with useful lives generally approximating 20 years which retain substantial residual values throughout these periods; and

•       produced attractive leasing margins of 57% for 2006.

Since 1997, we have doubled the size of our fleet and increased the size of our branch network, both organically and through selective strategic acquisitions. As a result of these and other factors, from 1997 to 2006, we were able to increase our revenues at a compound annual growth rate, or “CAGR,” of 14.1%.

Our North America modular space fleet consists of approximately 78,000 modular space units, which are generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. All of our modular space units are intended to provide convenient, comfortable space for occupants at a location of their choosing. The units are fitted with axles and hitches and are towed to various locations. Our units are generally wood or aluminum framed, mounted on a steel chassis, contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. For many applications, our units can be combined into multi-unit configurations to meet the space needs of our customers. We believe that our units are durable, flexible and generally rent based upon condition rather than age. As a result, our units retain most of their initial value over their useful lives. Over the past ten years, we have sold modular space units from our lease fleet at an average gross margin of 24.4%.

Our North America portable storage fleet of approximately 24,000 units is primarily comprised of steel containers which address the need for secure, temporary, on-site storage of customer goods on a flexible, low-cost basis. We believe that our portable storage fleet provides a complementary product to cross-sell to our modular space customers, as well as to serve new customers.

In addition, we have approximately 14,500 units in our Spanish subsidiary, most of which are modular space units.

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

During 2005, we completed an initial public offering of shares of our common stock. Net proceeds of the initial public offering to us were approximately $223.1 million. In May 2006, we completed a secondary offering of our shares of common stock. Net proceeds of the secondary offering to us were approximately $51.5 million. We have significant equity owners, including related parties of The Cypress Group L.L.C. (“Cypress”) and Keystone, Inc. (“Keystone”). These parties participated in our 1997 recapitalization in which an investor group, which includes related parties of Cypress and Keystone, invested equity of $135.0 million. As of February 28, 2007, related parties of Cypress and Keystone beneficially own in the aggregate approximately 28% of the outstanding shares of our stock.

Since the 1997 recapitalization, we have made four significant acquisitions and a number of smaller acquisitions to complement our internal fleet growth and branch expansion. We acquired Space Master International, Inc. on September 1, 1998 for total consideration of $272.7 million, adding approximately 12,800 modular space units to our lease fleet. On February 1, 1999, we acquired Evergreen Mobile Company with a 2,000 unit modular space fleet, for $36.2 million. On March 26, 2004, we acquired nearly 3,800 modular Division of State Architect (“DSA”) classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. On August 18, 2006, we completed our acquisition of Wiron for $53.1 million, adding approximately 14,000 units.

Industry Overview

The Modular Building Institute, in its State of the Industry 2006 report, estimates that U.S. modular space industry dealers generated in excess of $3.0 billion of leasing and sales revenues in 2005. The industry has expanded rapidly over the last thirty years as the number of applications for modular space has increased and recognition of the product’s positive attributes has grown. By outsourcing their space needs, customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. Flexibility and reusability are the hallmarks of modular buildings. Unlike structures built on-site which generally have a fixed utilization and occupancy design, a modular product is not site specific and can be reutilized. It is not unusual to have modular buildings serve a wide variety of users during their life spans. The industry remains highly fragmented, and we believe that we and GE Modular Space are the largest providers in the industry.

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

Competitive Strengths

Market Leadership with Significant Scale.   We believe we are the largest provider of modular space solutions in North America and that the Williams Scotsman brand has strong market awareness. We are one of the only industry participants with an extensive, nationwide branch network, with breadth and depth of fleet at the local level, and with the technical expertise and operational capabilities that can provide a full range of solutions including mobile offices, modular classrooms, and larger commercial applications. Our extensive footprint has enabled us to attract over 300 national account customers who prefer the convenience of working with a single source in multiple geographies. Additionally, our over 50 years of operating history and scale have enabled us to develop a favorable relationship with our suppliers and customers.

Customer Service Focus.   We believe that the leasing of modular space is a service oriented business that requires significant local market presence and infrastructure. Customers seek to do business with modular space providers that maintain a readily available, high quality lease fleet, and provide full service capabilities. Our branches are staffed with sales personnel who work with our customers to define and solve their space needs. We also maintain a full-service support staff at the local level to prepare units for lease, to deliver and return units, and to maintain units while on lease. We have over 1,700 sales and service personnel at our branches and managed over 121,000 deliveries and returns of our modular space and portable storage units in 2006. As a result of this extensive customer focus, our top 20 customers by revenue for 2006 have done business with us for an average of approximately 9 years.

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

High Degree of Diversity.   Our business is highly diversified in terms of customers, industries and geographies served. We have over 30,000 customers, the largest of which accounted for less than 3% of our 2006 revenues, and our ten largest customers accounted for approximately 11% of our 2006 revenues. From our roots of focusing primarily on the construction industry, we have expanded our applications over the years to several other end markets such as education, commercial and industrial, and federal, state and local government, facilitating our growth. From a geographic perspective, our fleet is deployed throughout most of the major markets in the United States and Canada and we recently entered Mexico and Spain. We believe that this diversity limits our exposure to downturns related to a given customer, industry or region while providing significant opportunities to grow our business.

Experienced Management.   We believe our management’s experience and long tenure with our company give us a strong competitive advantage. Our current senior management team, led by our President and Chief Executive Officer, Gerard E. Holthaus, who has been with us since 1994, has successfully entered new markets, expanded our customer base and more than doubled our fleet size. Our branch operations are led by an executive vice president and nine vice presidents, who collectively average 21 years of industry experience and 11 years with our company.

Operating Strategy

Increase Utilization and Rental Rate of Existing Lease Fleet.   A significant factor in our profitability is the level of utilization of our existing lease fleet of approximately 116,000 units. Over the past ten years, our utilization rate has averaged 82% with a high of 87% in 1997 and a low of 77% in 2003. As the economy has improved over the last several years, we have seen utilization rate increases. For the year ended December 31, 2006, utilization of our North American fleet improved to 82% from 81% in 2005. Another important factor in our profitability is our average rental rate, which we have seen improve from $263 in 2005 to $289 for 2006. We estimate that for every 1% of utilization rate increase in our existing fleet, we achieve an additional $3.9 million of annual leasing revenue and, for every $1 increase in average rental rate, we achieve an additional $1.1 million of annual leasing revenue.

Expand our Lease Fleet.   We intend to continue to expand our lease fleet through purchases of new units and selective acquisitions of units from third parties. We purchase new units or acquire existing units based on customer specific demand and forecast utilization levels by product, region and customer. From January 1, 2000 to December 31, 2006, we made eleven acquisitions of approximately 22,400 units for a total aggregate fleet purchase price of $138.8 million. Units added through acquisitions accounted for approximately 20% of the total value of fleet purchases during this period. Among other reasons, acquisitions are attractive because they enable us to acquire units with existing leases that generate immediate revenues and leverage our existing infrastructure. Due to our extensive branch network, management information systems and experienced management team, we are generally able to integrate acquired fleets at a low cost within a relatively short period of time. For example we identified Canada as a growth opportunity which we entered in 1999 through new unit purchases and acquisitions. Today we operate eight branches with approximately 5,200 units in Canada and look to continue to add units. We intend to continue to make selective fleet acquisitions in North America, including Mexico which we entered in 2004. We are continuing to assess our expansion in Europe given the recent acquisition of Wiron.

Further Penetrate Education Sector.   We have expanded our modular classroom business. Our revenues from education customers have increased from 20% to 26% of our revenues from 2000 to 2006. We believe that the education market offers additional growth opportunities as a result of the following:

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

Grow Portable Storage Business.   We believe that the portable storage business is highly complementary to our modular space business and represents a significant growth opportunity. From 1997 to 2006, our storage product fleet has grown at a CAGR of 16.0% as a result of fleet purchases and acquisitions. Portable storage units are characterized by quick return of capital, long useful lives, a history of substantial value retention and the ability to generate recurring revenues and high operating margins. We expect to leverage our existing branch network, sales force, customer base and management information systems to deliver storage units to our current and potential customers. We intend to continue adding to our fleet of portable storage units and have expanded our sales force to include personnel who are dedicated exclusively to storage products.

European Expansion Opportunities.   We recently entered the European market and believe it is an attractive geographic expansion opportunity. In August 2006, we completed our acquisition of Wiron. With our acquisition in July 2004 of an 8.5% minority interest for approximately $4.7 million, we now own 100% of the share capital of Wiron. Wiron is headquartered in Parla, Spain and is one of the largest modular space providers in Spain with 14 branch locations. We believe that the modular space industry is established in Europe, yet is significantly earlier in its lifecycle as compared to the U.S. market. In particular, we believe the European modular space industry has not experienced the expansion of applications and end markets to the same extent as in the United States because modular space applications have historically been more focused on the construction industry. Given our historical experience in expanding modular space applications and securing new customers through our sales efforts in the United States, we believe that we are well positioned to transfer our expertise to the European market.

Products

Our products can be used to meet a variety of customer needs. Sample applications of modular space units include classrooms, construction site offices, temporary office space, sales offices and special events headquarters. Our modular space fleet ranges from single-unit facilities to section modular structures, which combine two or more units into one structure for applications that require more space. Units typically range in size from 8 to 14 feet in width and 16 to 70 feet in length and are wood or aluminum framed mounted on a steel chassis. In North America, the units are generally fitted with axles and hitches and are towed to various locations. In Spain, units are carried to locations in component pieces and assembled on site. Most units contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Modular space units are extremely durable and generally have an estimated economic useful life of 20 years. Products have varying lease terms, with average contractual terms of 16 months. However, most customers retain the product for a longer period as evidenced by an average existing lease duration of approximately 28 months at December 31, 2006.

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

Branch Network

As a key element to our market leadership strategy, we maintain a network of 88 branch offices throughout the United States, Canada, and Mexico. This network enables us to increase our product availability and customer service within our regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental and lower freight costs which are typically paid by the customer. We benefit because we are able to spread regional overhead and marketing costs over a larger lease base, redeploy units within our branch network to optimize utilization, discourage potential competitors by providing ample local supply and offer profitable short-term leases which would not be profitable without a local market presence. Related to our Wiron acquisition, we maintain a network of 14 branches throughout Spain. This large network provides for the same level of customer benefit as that in North America.

Management believes geographic diversification of our branch network balances our economic and operating risk. In 2006, the northeast, mid-atlantic, southeast, central southwest, central northwest, Canadian, Mexican and Spanish regions accounted for 14%, 9%, 20%, 26%, 17%, 11%, 1%, and 2% of our revenues, respectively. For the year ended December 31, 2006, 87% of our consolidated revenues were generated from U.S. operations.

Our branches are generally headed by a dedicated branch manager. Our branch operations are led by an executive vice president and nine vice presidents who collectively average 21 years of industry experience and 11 years with our company. Management believes it is important to encourage employees to achieve specified revenue and profit levels and to provide a high level of service to our customers. Our regional and branch managers’ compensation is based upon the financial performance of their branches and overall corporate performance which approximates 36% of their total compensation. Sales representatives’ compensation is commission driven and based on the gross profits of business written.

Operations

Leasing.   Leasing revenue is a function of average monthly rental rate, fleet size and utilization. We monitor fleet utilization at each branch. For 2006, average fleet utilization of our North America fleet was approximately 82%. While we adjust our pricing to respond to local competition in our markets, we believe that we generally achieve a rental rate equal to or above that of our competitors because of the quality of our products and our high level of customer service.

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

Capital Expenditures

We closely monitor fleet capital expenditures, which include fleet purchases and capitalizable costs of improvements to existing units. Generally, fleet purchases are controlled by field and corporate executives, and must pass our fleet purchasing policy guidelines (which include ensuring that utilization rates and unrentable units levels are reviewed for acceptability, that redeployment, refurbishment and conversion options have been considered, and that specific return on investment criteria have been evaluated). We purchase our units through approximately 70 third-party suppliers (most suppliers have only one factory, which generally serves a market within 300 to 400 miles), with no significant dependence on any supplier. The top three suppliers of units for 2006 represented approximately 36% of all fleet purchases, and the top ten suppliers represented approximately 73% of all fleet purchases. We believe that we have an excellent working relationship with our suppliers. In Spain, we manufacture our own units.

We believe that our fleet purchases are flexible and can be adjusted to match business needs and prevailing economic conditions. We are generally not “locked in” to long-term purchase contracts with manufacturers and can modify our capital spending activities to meet customer demand. For example, our gross fleet capital expenditures prior to proceeds from sales of used units were approximately $79.9 million in 2004, $139.8 million in 2005, and $164.0 million for the year ended December 31, 2006.

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

We also have a North American national accounts program which currently includes approximately 300 national accounts and we continue to pursue other national account relationships. The relationships are coordinated by a national account manager and serviced by the branch network. Due to our broad geographic capabilities, this program allows us to further differentiate ourselves from many of our “mom-and-pop” competitors by providing consistent service on a national basis.

Customer Base

We continually seek to expand our customer base and the applications for our products. Our customer base is comprised of over 30,000 companies, which operate in multiple industries. We believe that the construction, education, commercial/industrial and other, and government industries accounted for approximately 34%, 26%, 20%, and 8%, respectively, of total revenues in 2006, and that no other industry accounted for more than 2% of total revenues in 2006. During 2006, no single customer accounted for more than 3% of our total revenues and our top ten customers accounted for approximately 11% of total revenues.

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

Commercial/Industrial and Other.   This category includes a variety of industries and product uses which help diversify our revenue stream. Common examples include: entertainment, recreation, transportation terminals, recycling, retail and fast food establishments, metal processing and refining and disaster relief. Although there are a number of different industries in this category, we believe that no single industry included in this category was material to us in 2006.

Government.   Governmental users consist of federal, state and local public sector organizations and state highway administrations. We have enjoyed particular success in focused niches such as prisons and jails, courthouses, military installations, national security buildings and NASA facilities. We have a strategy of concentrated regional focus in order to gain business from local governmental customers.

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

Oil and Gas.   Customers involved in oil and gas exploration and production, primarily in western Canada, require temporary structures to house, feed and support their workforce during periods of the year in which exploration is possible given the harsh weather conditions for the area under exploration. We provide temporary workforce housing camp units and other multi-sectional facilities and storage product to customers involved in these oil and gas operations.

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

Competition

Although our competition varies significantly by market, the modular space industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively. However, our primary North American competitor, GE Modular Space, is less leveraged, has greater market share or product availability in some markets and has greater financial resources and pricing flexibility than us. The portable storage industry is also highly fragmented and Mobile Mini, Inc. and Mobile Storage Group, Inc. are the largest providers in the industry.

Employees

As of December 31, 2006, we had 1,947 employees. None of our employees are covered by a collective bargaining agreement. Management believes its relationship with our employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees.

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

Our revenues are derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, such as the nonresidential construction industry. In addition, because we conduct our operations in a variety of markets, we are subject to economic conditions in each of these markets. During 2005, we experienced improvement in the marketplace; however, prior to 2005, our business was adversely impacted by overall soft economic conditions, which affected our construction customers primarily, and state budget issues in certain parts of the country that affected our education customers. As a result of the economic downturn, we incurred a net loss of approximately $3.4 million in 2004.

Although our product, customer, industry and geographic diversity limits our exposure to economic downturns, general economic downturns or localized downturns in markets where we have operations, including any downturns in the construction industry, which constituted approximately 34% of our revenues in 2006, could reduce demand for our products and negatively impact our revenues and profitability. In addition, at the present time we are unable to predict what long-term effect, if any, recent political events, including those relating to, or arising out of, the growing threat of terrorism, and their attendant consequences will have on our business. Any of the foregoing economic or political events could negatively affect our industry or industries in which our customers operate, which may cause the demand for our products and services to decline and therefore harm our revenues and profitability.

We face significant competition in the modular and portable space industry, especially from our primary national competitor, which has greater financial resources and pricing flexibility than we do. If we are unable to compete successfully, we could lose customers and our revenues and profitability could decline.

Although our competition varies significantly by market, the modular space industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively. However, our primary national competitor, GE Modular Space, is less leveraged, has greater market share or product availability in some markets, and has greater financial resources and pricing flexibility than we do. If we are unable to compete successfully, we could lose customers which could reduce our revenues and profitability.

We may not be able to remarket our units effectively should a significant number of our lease units be returned during any short period of time, which could adversely affect our financial performance and our ability to continue expanding our fleet.

Our typical lease terms, which include contractual provisions requiring customers to retain units on lease for, on average, 16 months, actually have an average lease duration of approximately 28 months. Because our customers generally rent our units for periods longer than the contractual lease terms, 59% of our leases are on a month-to-month basis as of December 31, 2006. In addition, 22% of our leases have contractual lease terms expiring within six months as of December 31, 2006. These aspects of our leasing business have remained generally consistent over the last several years. Should a significant number of our leased units be returned during any short period of time, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could have a material adverse effect on our financial performance and our ability to continue expanding our fleet.

A significant reduction of funding to public schools or contraction of class size reduction programs could cause the demand for our modular classroom units to decline, which, as a result, may reduce our revenues and profitability.

We generated 26% of our revenues in 2006 from our education customers, which include public school facilities. Funding for public school facilities is derived from a variety of sources including, among other things, various taxes levied to support school operating budgets. Any material interruption of these sources or a lack of fiscal funding could result in a significant reduction of funding to public schools, which may negatively impact the budget of public schools and cause the demand for our modular classroom units to decline. In addition, any contraction or elimination of class size reduction programs could cause the demand for our modular classrooms to decline. Any decline in demand for our modular classrooms may reduce our revenue and profitability.

Certain related parties of The Cypress Group L.L.C. and Keystone Group, L.P. exercise significant influence over us.

Our large shareholders, which include related parties of The Cypress Group L.L.C. and Keystone Group, L.P. beneficially own in the aggregate approximately 28% of our outstanding common stock as of February 28, 2007. Accordingly, these parties exercise significant influence over all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and the approval of mergers or sales of substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders.

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

Sales of new modular space and portable storage units and rental equipment to customers in 2006, excluding delivery, site work and other ancillary sales revenue, approximated 28% of our total revenue. The completion of sale transactions is subject to certain factors that are beyond our control, including permit requirements and weather conditions. Accordingly, the actual timing of the completion of these transactions may be different from their forecasted schedules. As a result, our actual revenues and cash flow in a particular quarter or over a longer period of time may not consistently correlate to our forecasted estimates. In addition, if we do not accurately forecast our activity, we may improperly plan or budget, which could cause us to violate our debt covenants and harm our liquidity. As a result, we may not be able to take advantage of business and growth opportunities otherwise available to us.

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

In 2006, we acquired Wiron, our subsidiary located in Spain. Continued expansion into the European market may require us to make substantial investments, which would divert resources from other aspects of our business. We may also be required to raise additional debt or equity capital to fund our expansion in Europe. In addition, we may incur difficulties in staffing and managing our European operations, and face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in Europe will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks may adversely affect our growth in Europe and lead to increased administrative costs.

Fluctuations in currency exchange rates may adversely affect our international sales.

Our revenue from international operations can be denominated in or significantly influenced by the currency and general economic climate of the country in which we make sales. A decrease in the value of such foreign currencies relative to the U.S. dollar could result in losses from currency exchange rate fluctuations. As we continue to expand our international operations, exposure to gains and losses on foreign currency transactions may increase.

We may continue our use of hedging instruments in the future to reduce our exposure to exchange rate fluctuations from transactions denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations.

We are a holding company whose only material asset is the capital stock of Scotsman and to a lesser extent, our European and Mexican subsidiaries. We may not have sufficient cash to meet our obligations if Scotsman, our only material source of cash, is not able to generate sufficient earnings or cash flow to pay dividends to us or if Scotsman is prohibited by its debt agreements from paying dividends to us.

We are a holding company with no material business operations. Our most significant asset is the capital stock of Scotsman and to a lesser extent our European and Mexican subsidiaries. We conduct virtually all of our business operations through Scotsman and its European and Mexican subsidiaries. Accordingly, our only material sources of cash are dividends or other distributions or payments that are derived from earnings and cash flow generated by these entities. These entities may not generate sufficient earnings and cash flow to pay dividends or distributions or make payments in the future. In addition, the terms of the Amended and Restated Credit Facility and the indenture governing the 8.5% Notes due 2015 (the 8.5% Notes) limit such payments to us. As a result, we may not have sufficient cash to meet our obligations, which could harm our business.

Failure to retain key personnel could impede our ability to execute our business plan and growth strategy and lead to a loss of customers.

Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees. Many of our key executives, including our President and Chief Executive

Officer, Mr. Gerard Holthaus, and the executive vice president and nine vice presidents who lead our branch operations, have over 10 years of experience with our company. These officers have knowledge and an understanding of our company and industry that cannot be readily duplicated. There are employment agreements with Gerard Holthaus, Robert Singer, Joseph Donegan, William LeBuhn and John Ross. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our revenues, or lead to employee morale problems.

We may be unable to realize the benefits of our net operating loss carryforwards and, as a result, lose our future tax savings, which could have a negative impact on our liquidity.

Net operating losses (“NOL’s”) may be carried forward to offset U.S. federal, U.S. state, and foreign taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. As of December 31, 2006, we had NOL’s of approximately $221 million. Based on current corporate income tax rates, our NOL’s could provide a benefit to us, if fully utilized, of significant future tax savings. However, if we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. In addition, the U.S. Internal Revenue Service and other tax authorities could challenge our calculation of the amount of our NOL’s or any deductions or losses included in such calculation, which could reduce our tax benefit. Provisions of the Internal Revenue Code may also limit our ability to carry forward our U.S. NOL’s to offset taxable income in future years.

A write-off of all or a part of our goodwill would hurt our operating results and reduce our net worth.

We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. As of December 31, 2006, we had $182.8 million of goodwill on our balance sheet, which represented 11.5% of our total assets. We are not permitted to amortize goodwill under the U.S. accounting standards and instead are required to review goodwill at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We determined that goodwill was not impaired for the fiscal year ended December 31, 2006. Although it does not affect our cash flow, a write-off in future periods of all or a part of our goodwill would hurt our operating results and net worth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill Impairment.”

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

We have a substantial amount of debt. As of December 31, 2006, we had approximately $916.4 million of indebtedness. See Note 6 of the Notes to Audited Consolidated Financial Statements.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our 8.5% Notes and the terms of our Amended and Restated Credit Facility permit us to incur a substantial amount of additional debt. As of December 31, 2006, we would be permitted to borrow an additional $205.5 million of indebtedness under our Amended and Restated Credit Facility. Accordingly, this additional indebtedness could further exacerbate all the risks described above.

A substantial portion of our indebtedness is subject to variable interest rates, which makes us vulnerable to increases in interest rates.

Our substantial indebtedness exposes us to interest rate increases because a substantial portion of our indebtedness is at variable rates. The interest rates under the Amended and Restated Credit Facility will be reset at varying periods. These periodic adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by $4.6 million per year for each 1 percentage point increase in the average interest rate we pay, based on the balance of variable rate debt outstanding at December 31, 2006.

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

To service our debt, we require a significant amount of cash. Our debt service requirements for the year ending December 31, 2007 are approximately $95.7 million, based on the outstanding debt balance and effective interest rates as of December 31, 2006. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. Our operating performance, cash flow and capital resources may not be sufficient for payment of our debt in the future. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•       economic and competitive conditions affecting the modular and portable space industry;

•       operating difficulties, increased operating costs or pricing pressures we may experience; and

•       a decline in the resale value of our units.

At December 31, 2006, the aggregate amount of indebtedness of our company approximated $916.4 million. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital investments, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, the terms of such transaction may not be satisfactory and such transaction may not be completed in a timely manner. In addition, these actions may limit our flexibility to grow our business and to take advantage of business opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our headquarters, which we own, is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Our company is comprised of over 100 branches located throughout the United States, Canada, Spain, and Mexico. We lease approximately 76% of our branch properties and we own the balance. Management believes that none of our branch properties, individually, is material to our operations.

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

For further discussion of legal proceedings, see Note 10 of the Notes to the Audited Consolidated Financial Statements.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been publicly traded on the NASDAQ Stock Market since September 20, 2005, under the symbol “WLSC”. The quarterly range of prices per share during the year ended December 31, 2006 and the third and fourth quarters of fiscal 2005, the periods for which our common stock has been publicly traded are as follows:

	HIGH	LOW
2006
First Quarter	$25.05	$17.38
Second Quarter	26.85	20.16
Third Quarter	22.45	19.04
Fourth Quarter	24.00	18.75
2005
Third Quarter	$16.11	$15.75
Fourth Quarter	17.31	14.51

Prior to September 20, 2005, there was no established public trading market for our stock.

As of March 5, 2007, the number of our stockholders of record was 4,376.

We have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. In addition, the Amended and Restated Credit Facility and the indenture for the 8.5% Notes contain restrictions on the amounts of dividends that Scotsman can pay us.

Stock Performance Graph

The chart set forth below shows the value of an investment of $100 on September 20, 2005 (the first day our Common Stock was traded) in each Company’s Common Stock, the Russell 2000 Index, and comparable issuers for the period from September 20, 2005 to December 31, 2006. All values assume reinvestment of the pre-tax value of dividends.

Comparison of Cumulative Total Return

Value of Investment of $100 on September 20, 2005

The comparable issuers consist of the following companies engaged in our industry:  Mobile Mini, Inc. and McGrath RentCorp. All of the current peer group issuers were publicly traded as of December 31, 2006.

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Leasing	$227,106	$213,976	$222,867	$247,713	$291,701
Sales:
New units	98,927	71,635	86,344	128,244	139,815
Rental equipment	23,951	20,734	29,355	37,530	51,171
Delivery and installation	101,034	91,318	116,106	135,715	147,762
Other	41,429	37,980	43,253	43,256	50,351
Total	$492,447	$435,643	$497,925	$592,458	$680,800
Gross profit:
Leasing	$137,588	$119,148	$122,202	$135,167	$167,402
Sales:
New units	16,363	12,224	13,459	22,867	30,412
Rental equipment	5,787	4,373	6,459	8,621	14,591
Delivery and installation	16,494	12,462	15,045	19,985	29,413
Other	31,528	29,706	33,648	31,966	40,023
Total	207,760	177,913	190,813	218,606	281,841
Selling, general and administrative expenses	85,779	76,297	83,407	96,968	115,558
Other depreciation and amortization	13,438	13,869	14,787	16,618	18,722
Interest	85,208	87,174	92,444	91,203	72,337
Loss on early extinguishment of debt	—	—	—	30,678	90
Held for sale impairment charge	—	19,386	—	—	—
Income (loss) before income taxes	23,335	(18,813)	175	(16,861)	75,134
Income tax expense (benefit)	8,137	(7,131)	3,586	(6,537)	26,018
Net income (loss)	$15,198	$(11,682)	$(3,411)	$(10,324)	$49,116
Net income (loss) per common share—basic	$0.65	$(0.50)	$(0.14)	$(0.37)	$1.18
Net income (loss) per common share-diluted	$0.61	$(0.50)	$(0.14)	$(0.37)	$1.15

	As of December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Balance Sheet Data:
Rental equipment, net	$828,927	$828,078	$880,723	$944,629	$1,066,469
Total assets	1,229,767	1,205,685	1,284,611	1,380,620	1,587,919
Revolving credit facilities & long-term debt	984,345	962,178	1,009,486	869,446	916,356
Stockholders’ equity	19,273	18,364	21,147	244,741	368,141

Selected Quarterly Financial Data (Unaudited)

The selected quarterly financial data for the period ended on December 31, 2006 and 2005 and as of the end of each such period have been derived from our unaudited condensed consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

(Dollars in thousands except per share amounts and average rental rates)	Year ended December 31, 2006
Quarter	First	Second	Third	Fourth	Year
Revenues	$164,973	$159,109	$187,595	$169,123	$680,800
Gross profit	65,381	67,891	74,374	74,195	281,841
Loss on extinguishment of debt	—	—	90	—	90
Income before income taxes	16,964	18,839	20,967	18,364	75,134
Net income	10,433	11,582	16,151	10,950	49,116
Net income per common share-basic	$0.27	$0.28	$0.38	$0.25	$1.18
Net income per common share-diluted	$0.26	$0.27	$0.37	$0.25	$1.15
North American Rental Fleet Data:
Average utilization rate	82%	82%	82%	82%	82%
Average rental rate	$283	$287	$291	$297	$289
Lease fleet units (at the end of the period)	99,365	100,217	101,543	101,827	101,827

At December 31, 2006, our European rental fleet totaled approximately 14,500 units, at a utilization rate of 89% and an average rental rate of 88 Euros ($116).

	Year ended December 31, 2005
Quarter	First	Second	Third	Fourth	Year
Revenues	$126,101	$135,015	$163,476	$167,866	$592,458
Gross profit	49,779	52,178	55,557	61,092	218,606
Loss on extinguishment of debt	—	5,182	25,496	—	30,678
Income (loss) before income taxes	(1,319)	(4,840)	(23,739)	13,037	(16,861)
Net income (loss)	(818)	(2,686)	(14,668)	7,848	(10,324)
Net income (loss) per common share-basic	$(0.03)	$(0.11)	$(0.59)	$0.20	$(0.37)
Net income (loss) per common share-diluted	$(0.03)	$(0.11)	$(0.59)	$0.20	$(0.37)
North American Rental Fleet Data:
Average utilization rate	80%	81%	82%	83%	81%
Average rental rate	$258	$259	$264	$273	$263
Lease fleet units (at the end of the period)	95,988	97,157	98,289	98,184	98,184

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto and other financial information included in this Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Safe Harbor Statement—Cautionary Notice Regarding Forward-Looking Statements.”

Business Overview

We derive our revenues and earnings from the leasing and sale of modular space and portable storage units, delivery and installation of those units and the provision of other ancillary products and services. Leasing operations, which primarily comprise the leasing of modular space units and the sale of used units from our lease fleet, account for a majority of our revenues and gross profits. To maintain the value of our units, we perform periodic refurbishments to our fleet. Additionally, used modular space units are sold from our lease fleet in the ordinary course of business at either fair market value or, to a lesser extent, pursuant to pre-established lease purchase options. The sale of rental units results in the availability of the total cash proceeds received and is reported as a cash flow from investing activities and generally results in the reporting of gross profit on such sales. New unit sales revenues are derived from the sale of new modular space and portable storage units, similar to those units leased by us. Revenues from delivery and installation result from activities related to the transportation and installation of and site preparation for both leased and sold products. Other revenues are derived from other products and services including rental of steps, furniture, ramps and security systems, sales of parts and supplies, and charges for granting insurance waivers.

Beginning in the second half of 2004, we have seen improvements in our market place. Prior to the second half of 2004, our business was adversely impacted by overall soft economic conditions over the past several years, which affected our construction customers primarily, and state budget issues in certain parts of the country that have affected our education customers. Although a portion of our business is with customers in industries that are cyclical in nature and/or subject to changes in general economic conditions, we believe that certain characteristics of the modular space and portable storage industries and our operating strategies help us to limit our exposure to economic downturns. These characteristics include our typical lease terms, which include contractual provisions requiring customers to retain units on lease for, on average, 16 months, and the fact that units on rent have an average lease duration of approximately 28 months; the flexibility and low cost offered to our customers by leasing which may be an attractive alternative to capital purchases; our ability to redeploy units during regional recessions; the diversity of our industry exposure; and the geographic balance of our operations.

In the ordinary course of business, we acquire leasing and related businesses. On August 18, 2006, we  acquired a 91.5% interest in Wiron for approximately $53.1 million. Wiron is headquartered in Parla, Spain and is one of the largest modular space providers in Spain with 14 branch locations. Wiron manufactures and leases mobile offices and had a lease fleet at acquisition of approximately 14,000 units. With our acquisition in July 2004 of an 8.5% minority interest for approximately $4.7 million, we now own 100% of the share capital of Wiron. On February 17, 2006, we acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units, for a purchase price of $5.1 million. This purchase resulted in the acquisition of approximately 300 units and the related customer base. On February 24, 2005, we acquired Mobile Space, Inc., a Chicago-based company that leased and sold modular space units for a purchase price of $4.8 million. This purchase resulted in the acquisition of approximately 640 units and the related customer base. On November 17, 2004, we purchased the modular space leasing business of J. Leo Chartrand Inc., a Montreal-based Canadian company. The purchase price was approximately $1.9 million and the transaction added approximately 160 units.

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

During 2005, we completed an initial public offering of shares of our common stock. Net proceeds of the initial public offering to us were approximately $223.1 million. In connection with the initial public offering, our subsidiary, Scotsman, entered into an Amended and Restated Credit Facility. The Amended and Restated Credit Facility consists of a revolving credit facility of $500 million and a term loan of $150 million, each of which matures in 2011. We also issued $350 million aggregate principal amount of 8.5% Notes maturing in 2015. We used the net proceeds received from the initial public offering, together with the proceeds from the offering of the 8.5% Notes and the borrowings under the Amended and Restated Credit Facility to repurchase or redeem our 9.875% Notes (the 9.875% Notes) due 2007, repurchase the 10.0% Notes (the 10% Notes) due 2008, pay premium costs, accrued interest and transaction fees and expenses. In May 2006, we completed a secondary offering of shares of our common stock. Net proceeds of the secondary offering to us were approximately $51.5 million. In addition, during April, 2006, Scotsman issued $100 million of additional 8.5% Senior Notes maturing in 2015. We used the net procceds for the secondary offering, together with the proceeds from the additional offering of the 8.5% Notes to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

The following table shows the percentage of total revenues represented by the key items included in our statements of operations. Certain amounts may not add due to rounding.

	Fiscal Year Ended December 31,
	2004	2005	2006
Revenues:
Leasing	44.8%	41.8%	42.8%
Sales:
New units	17.3	21.7	20.5
Rental equipment	5.9	6.3	7.5
Delivery and installation	23.3	22.9	21.7
Other	8.7	7.3	7.5
Total revenues	100.0	100.0	100.0
Cost of sales and services:
Leasing:
Depreciation and amortization	9.8	8.9	8.5
Other direct leasing costs	10.4	10.1	9.8
Sales:
New units	14.6	17.8	16.1
Rental equipment	4.6	4.9	5.4
Delivery and installation	20.3	19.5	17.4
Other	1.9	1.9	1.4
Total costs of sales and services	61.6	63.1	58.6
Gross profit	38.4	36.9	41.4
Selling, general and administrative expenses	16.8	16.4	17.0
Other depreciation and amortization	3.0	2.8	2.8
Interest	18.6	15.4	10.6
Loss on early extinguishment of debt	—	5.2	—
Total operating expenses	38.4	39.8	30.4
Income (loss) before income taxes	0.0	(2.9)	11.0
Income tax expense (benefit)	0.7	(1.1)	3.8
Net income (loss)	(0.7)%	(1.8)%	7.2%

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

Depreciation of rental equipment

We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue (generally 20 years), and the residual value (typically 50% of original cost in North America and 10% of original cost in Europe) is determined based on our estimate of the expected value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For example, a change in our estimated useful life to 15 years from 20 years would decrease net income by approximately $21.6 million for the year ended December 31, 2006, while a change in the residual value to 40% from 50% would reduce net income by approximately $3.2 million for the year ended December 31, 2006.

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

Contingencies

We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent based on current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts. Our current per incident deductibles are $125,000 for employee group health insurance and $500,000 for worker’s compensation, auto, and general liability each. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims review by our staff and our insurance companies, and, periodically, the accrual is reviewed and adjusted based on our loss experience. Our loss experience is based largely on our estimates of known and anticipated claims based on historical claims experience from our operations. These estimates incorporate the information we obtain from insurers and data analysis of trends in our pending and settled claims. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued. As of December 31, 2006 and December 31, 2005, we had approximately $7.5 million and $7.9 million, respectively, of liabilities recorded related to insurance. Amounts accrued have not varied significantly from period to period or from actual experience.

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

Goodwill Impairment

At December 31, 2006, we had approximately $182.8 million of goodwill. Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. We do not amortize goodwill, but rather review our carrying value for impairment annually on October 1, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. Our geographically-based operating segments are the reporting units for purposes of our impairment test. We compare the fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of each reporting unit by utilizing published market EBITDA multiples of similar publicly traded companies as well as our own. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.

If our EBITDA was to decline substantially in the future, we may determine that our goodwill is impaired and make appropriate adjustments in accordance with our stated accounting policy for goodwill. The most significant intangible asset recorded in our business combinations has been goodwill. As of December 31, 2006, the carrying value of our other intangible assets was $17.0 million, or 1.1% of total assets.

Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We have considered future taxable income resulting from taxable temporary differences and our profitable operations in assessing the need for the valuation allowance. As of December 31, 2006, our deferred tax assets were $103.8 million, net of a valuation allowance of $0.9 million, and our deferred tax liabilities were $259.5 million. Our deferred tax assets consist primarily of future tax benefits associated with our NOL carryovers. Our valuation allowances at December 31, 2006 relate principally to deferred tax assets from our operations in Spain, which do not have a recent history of profits. These NOL carryovers for income tax purposes have been largely created by originating deductible temporary differences in depreciation expense of our lease fleet. We expect that our taxable income in future periods will increase significantly as these differences reverse, allowing us to utilize substantially all of our NOL carryovers. If our operating results were to deteriorate and our future taxable income was insufficient to utilize these NOL carryovers before they expire, we would be required to increase the valuation allowance that we have recorded for our deferred tax assets.

Share Based Payments and Stock Compensation Expense

From time to time, we issue options to key employees under stock option plans approved by our board of directors. From 2003 to 2005, we accounted for these option grants using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As more fully described in Note 12 to our audited consolidated financial statements in this Form 10-K, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123-R, Share-Based Payment (“SFAS No. 123-R”), using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. The adoption of SFAS No. 123-R did not have a significant impact on the Company’s financial position or its results of operations.

In applying the fair value accounting provisions of SFAS No. 123-R, we use a generally accepted option valuation model, the Cox Rubenstein binomial valuation model. This model requires specified inputs to determine the fair value of our stock options, including (i) the fair value of our common stock on the grant date, (ii) the expected volatility of our common stock over the expected option life, (iii) the risk-free interest rate, (iv) the expected dividend yield, and (v) the expected option life. As a result of our initial public offering in September 2005, we are utilizing a simplified method for determining the expected term of the option in accordance with SEC Staff Accounting Bulletin No. 107. This simplified method calculates the expected term of the option as the sum of the vesting term and the original contract term of the option divided by two. Prior to our initial public offering, we estimated expected option life using historical data that considered expected changes in our ownership that would accelerate the option vesting. The fair value of our common stock on the grant date is determined by the opening price quoted on the NASDAQ exchange on the date of grant. Prior to the initial public offering, fair value was determined using a valuation performed by a stockholder. We used this stockholder to assist us with the valuation of our common stock rather than an independent third party appraiser because we determined that this stockholder had extensive relevant valuation experience and was uniquely informed about our business and industry characteristics. This valuation was determined utilizing a variety of assumptions, including among other things, published market EBITDA multiples of comparable publicly traded companies, published data from similar private transactions, and our forecasts of future cash flows. We use historical data and objectively verifiable information to determine the risk-free interest rate and the expected dividend yield. The most sensitive estimates that we make in determining the fair value of our stock option grants is expected volatility of our common stock. We have used published historical stock indices of comparable companies to estimate our common stock’s volatility.

In March 2005 we granted 173,987 options with an exercise price of $14.86 per share and in September of 2005, we granted 529,100 options with an exercise price of $16.00 per share. In addition, in July 2006, we granted 609,750 options with an exercise price of $21.67 per share. The estimated fair value of the options of $1.1 million or $6.38 per share for the March 2005 option grant, was fully vested as of the date of the initial public offering and the $4.2 million or $7.97 per share for the September 2005 option grants and $6.8 million or $11.22 per share for the July 2006 grants  is being amortized over the respective vesting periods of four years. As of December 31, 2006, the September 2005 and July 2006 option grants have not completely vested. Total compensation costs related to these nonvested awards not yet recognized in the Company’s financial statements approximates $7.2 million as of December 31, 2006 and is expected to be recognized over a weighted average period of 2.2 years. We believe that our estimates of the fair value of the stock options granted in recent periods are reasonable and supportable.

Pending Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure of uncertain tax positions. The interpretation is effective for the Company on January 1, 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and the Company intends to adopt the standard on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial position, results of operations and cash flows, but does not believe the effect will be material.

Results of Operations

2006 Compared With 2005

Revenues for the year ended December 31, 2006 were $680.8 million; an $88.3 million or 14.9% increase from revenues of $592.5 million in the same period of 2005. The increase resulted from a $44.0 million or 17.8% increase in leasing revenue, a $13.6 million or 36.3% increase in sales of rental equipment, a  $11.6 million or 9.0% increase in sales of new units, a $12.0 million or 8.9% increase in delivery and installation revenue, and a $7.1 million or 16.4% increase in other revenue from the same period in 2005. The increase in leasing revenues of 17.8% was driven primarily by our North American operations. The increase in North American operations resulted from an increase in average units on rent of approximately 3,200 units and an increase in the average rental rate for the year ended December 31,

2006 from $263 to $289 or $26. The increase in units on rent is attributable to overall business improvement across all North American regions including Canada, the contribution from fleet acquisitions since last year and increased demand for our portable storage product. The increase in the average rental rate in North America was primarily a result of rental rate increases during 2005 and 2006 as well as positive changes in the mix of units on rent for the comparable periods. Average fleet utilization of approximately 82% in North America for the year ended December 31, 2006 was up approximately 0.7 percentage points from the same period of the prior year. Utilization of our North American modular equipment increased 1.7 percentage points to 83%, while the average rental rate increased from $309 to $342 for the year ended December 31, 2006 compared to the prior year. Lease revenue from the August 2006 Wiron acquisition approximated  $6.3 million for the year ended December 31, 2006. The increase in sales of rental units of 36.3% was primarily due to the strong sale of rental units in the southeast and central southwest regions of the country due to increased hurricane-related activity, as well as continued strong demand in the oil and gas sector in Canada. The 9.0% increase in sales of new units for the year ended December 31, 2006 as compared to the same period of 2005 is primarily attributable to military projects completed in the first half of 2006 as well as sales of new units in the central southwest region of the country primarily as a result of the effects of Hurricane Katrina, and sales in western Canada related to the oil and gas sector. Large sales in the prior year period, in particular, in the western and southern regions of the country primarily related to classroom units and U.S. military contracts partially offset this increase. The increase in delivery and installation revenue is largely due to increased units on rent for the year ended December 31, 2006 as compared to the same period of 2005 as well as the increase in sales activity discussed above. The increase in other revenue of 16.9% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.

Gross profit for the year ended December 31, 2006 was $281.8 million; a $63.2 million or 28.9% increase from the year ended December 31, 2005. Leasing gross profit margin increased $32.2 million compared to 2005 while leasing gross profit margin percentage increased by approximately 2.8 percentage points. These increases were a result of the increased leasing revenues of 17.8% described above partially offset by a 10.4% increase in direct leasing costs attributable to refurbishment and maintenance costs incurred to put increased units on rent as compared to the prior year, as well as increased depreciation expense related to the growth in fleet and increased capital expenditures for improvements to older units. Delivery and installation gross margin increased $9.4 million for the year ended December 31, 2006 primarily as a result of strong sales and modular building activity in the central southwest as well as overall additional units on rent. The gross profit margin percentage increased approximately 5.2 percentage points, which is primarily attributable to the increased margins on related sales during the year ended December 31, 2006, as well as higher margins on certain modular construction projects in 2006 as compared to 2005. Gross profit margin and gross profit margin percentage related to new unit sales increased $7.5 million, or 4.0 percentage points, primarily due to the increase in sales described above, as well as higher margins related to the hurricane sales described above and higher margins on certain modular construction projects during the year ended December 31, 2006 as compared to the prior year. Gross profit margin from other revenues increased $8.1 million while gross profit margin percentage from other revenues increased 5.6 percentage points from the prior year as a result of the increased sales of ancillary products discussed above. Gross profit margin and gross profit margin percentage from sales of rental units increased by $6.0 million, or 5.5 percentage points, primarily as a result of the increased revenues discussed above and the corresponding favorable change in mix of rental units sold as compared to 2005.

Selling, general and administrative expenses for the year ended December 31, 2006 increased by approximately $18.6 million or 19.2% to $115.6 million from $97.0 million in the same period in 2005. The increase in selling, general, and administrative expense is primarily associated with increased employee and facility related costs to support growth of our revenues discussed above, as well as increased insurance and costs related to the Company’s new public company status, including costs incurred to ensure compliance with the requirements of the Sarbanes-Oxley Act of 2002 and incremental costs related to our European operations. These increases were partially offset by decreased stock compensation expense related to the acceleration of options in 2005. Selling, general, and administrative expenses as a percentage of total revenues increased 0.6 percentage points to 17.0% for the year ended December 31, 2006 as compared to the prior year.

Interest expense decreased by 20.7% to $72.3 million for the year ended December 31, 2006 from $91.2 million in 2005. This decrease is primarily a result of the refinancing transactions that occurred in 2005 and 2006, as well as the effective interest rate on our total debt decreasing approximately 82 basis points over the same period of 2005. During the year ended December 31, 2005, we recorded a loss on the early extinguishment of debt of $30.7 million resulting from the write-off of deferred financing costs of $12.5 million and prepayment costs, premium and unamortized discount of $18.2 million associated with the company’s refinancing transactions which included entering into an amended and restated credit facility in June 2005 and the repurchase or redemption of the Company’s 9.875% and 10% Notes during September 2005.

For the year ended December 31, 2006 and 2005, income tax expense (benefit) was $26.0 million and $(6.5) million, respectively. Our effective tax rate for the year ended December 31, 2006 and 2005 was 34.6% and (38.8)%, respectively.  The decrease in the 2006 effective tax rate is primarily the result of a reduction of the valuation allowance for deferred tax assets of $1.7 million during the third quarter related to certain net operating loss carryforwards. As a result of increases in 2006 taxable income, these net operating loss carryforwards will be used and a valuation allowance against these particular net operating loss carryforwards is no longer necessary. Also during 2006, the effective tax rate was reduced as a result of a change in the estimated future effects of income taxes on cumulative temporary differences resulting from recent changes to enacted tax rates for Canada and certain of its provinces.

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

Overall gross profit for the year ended December 31, 2005 was $218.6 million; a $27.8 million or 14.6% increase from the year ended December 31, 2004. Total gross margin percentage for the year ended December 31, 2005 was 36.9% as compared to 38.4% for the same period of 2004. In addition to factors described below, the decrease in overall gross margin percentage was impacted by a heavier mix of lower margin sales revenue. Leasing gross profit margin increased $13.0 million from the same period in 2004 while leasing gross profit margin percentage decreased by approximately 0.3 percentage points. The decrease in gross profit margin percentage was a result of a 15.8% increase in direct leasing costs for fleet refurbishment and maintenance related to increased utilization and an increase in depreciation expense from fleet growth. Gross profit margin and gross profit margin percentage related to new unit sales increased $9.4 million and 2.2 percentage points, respectively, primarily due to higher margins on sales in Canada and sales of certain modular building projects during the year ended December 31, 2005 as compared to the same period in the prior year. Delivery and installation gross margin increased $4.9 million for year ended December 31, 2005 primarily as a result of increased delivery and installation revenue discussed above. Delivery and installation gross profit margin percentage increased approximately 1.8 percentage points which is primarily attributable to the increased margins on related sales of new and rental units during the year ended December 31, 2005 as well as higher margins on certain modular building projects in 2005 as compared to 2004. Gross profit margin and gross profit margin percentage from sales of rental units increased by $2.2 million and 1.0 percentage points, respectively. Gross profit margin increased primarily as a result of the increased revenues discussed above, while the increase in gross profit margin percentage was primarily the result of the change in mix of rental units sold as compared to the same period of 2004. Gross profit margin from other revenues decreased $1.7 million while gross profit margin percentage from other revenues decreased 3.9 percentage points from the same period in 2004, primarily as a result of $3.3 million of revenue in 2004 representing the realized gain from the involuntary conversion of assets impacted by hurricanes in the southeast region of the country as well as a $1.7 million charge in 2005 related to our estimate of losses related to the impact of recent hurricanes, partially offset by final settlement of 2004 hurricane insurance proceeds of approximately $0.7 million.

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

Liquidity and Capital Resources

Cash and cash equivalents (decreased) increased as follows for the year ended December 31, (in millions):

	2004	2005	2006
Cash provided by operating activities	$56.9	$67.5	$101.3
Cash used in investing activities	(102.9)	(115.3)	(184.6)
Cash provided by financing activities	46.2	47.4	89.7
Exchange effect on cash and cash equivalents	0.4	(0.1)	(0.4)
Increase (Decrease) in cash and cash equivalents	$0.6	$(0.5)	$6.0

We currently conduct virtually all of our business operations through Scotsman and to a lesser extent, our subsidiaries in Mexico and Spain. Accordingly, our only material sources of cash are dividends that are derived from earnings and cash flow generated by Scotsman. Indebtedness of Scotsman may limit or prohibit the payment of dividends to us. In particular, the Amended and Restated Credit Facility and the indenture for the 8.5% Notes contain restrictions on the amount of dividends that Scotsman can pay us. To maintain the value of our lease fleet, which generates significant rental value, we perform periodic refurbishments to our fleet. The capital expenditures for such refurbishments are reflected in cash flow used in the investing activities but not in cash flow from operations. As a result, cash flow from operating activities should not be evaluated without also considering cash flow used in the investing activities, together with cash flow from financing activities and net income.

During 2004, 2005 and 2006, our principal sources of funds, other than our refinancing activities discussed below, consisted of cash flow from operating sources. Cash flow from operating activities of $56.9 million in 2004, $67.5 million in 2005, and $101.3 in 2006 were largely generated by the rental of units from our lease fleet, sales activities, the associated delivery and installation services from rental and sales activities and other products. The $33.8 million increase in cash flows from operating activities for the year ended December 31, 2006 from 2005 was primarily attributable to increased profits resulting from sales of new and rental equipment units, increases in leasing revenue as well as related increase in delivery and installation revenue. See “Results of Operations” above for further discussion of sales and leasing gross profit. In addition, the Company incurred significantly lower interest charges and corresponding payments during 2006 as a result of the 2005 refinancing activities. This increase over the prior year is partially offset by changes in cash flows from the timing of payments included in accounts payable and accrued expenses.

The $10.6 million increase in cash flow from operating activities for the year ended December 31, 2005 from 2004 was primarily the result of increased earnings discussed above offset by increased expenditures for ancillary product inventories such as steps and ramps to support the growth in units on rent. In addition, cash flow from operating activities were impacted by an increase in accounts receivable activity primarily as it relates to education customers, offset by increases in accounts payable and accrued expenses due to timing of payment.

Cash used in investing activities was $102.9 million in 2004, $115.3 million in 2005, and $184.6 million in 2006. Our primary capital expenditures are for the discretionary purchase of new units for our lease fleet  and betterments to the fleet. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local and regional markets experiencing economic growth and established unit demand.

We also acquire fleet though business acquisitions. In August 2006, we acquired Wiron Construcciones Modulares, S.A., a  Parla, Spain-based company, for $53.1 million as more fully discussed below. In February 2006, we acquired American Homes International, S.A. de C.V., a Monterrey, Mexico-based company, for $5.1 million.  In February 2005, we acquired Mobile Space Inc., a Chicago-based company that leased and sold modular space units. This purchase resulted in the acquisition of approximately 640 units with a purchase price approximating $4.8 million. In August 2004, we made our initial investment in Wiron, for approximately $4.7 million. In March 2004, we acquired nearly 3,800 modular classrooms located in the state of California for approximately $43.5 million. See Note 3 of the Notes to Audited Consolidated Financial Statements for further discussion of these acquisitions.

The following table sets forth our investment in our lease fleet for the periods indicated.

	Year Ended December 31,
	2004	2005	2006
	(Dollars in millions)
Capital expenditures for rental equipment:
Capital expenditures for lease fleet:
New units	$63.4	$103.9	$131.6
Betterments	16.5	35.9	32.4
Less: Proceeds from sale of used rental equipment	(29.4)	(37.5)	(51.2)
Net capital expenditures for lease fleet	50.5	102.3	112.8
Purchase of California classroom fleet	43.5	—	—
Purchase price allocated to fleet of acquired businesses	1.2	3.4	51.1
Net capital expenditures for rental equipment	$95.2	$105.7	$163.9
Other direct leasing costs included in the statement of operations	$51.8	$59.9	$66.4

We believe we can manage the capital requirements of our lease fleet, and thus our cash flow, through the careful monitoring of our lease fleet additions.

Our maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of rental equipment helps preserve the overall quality of our lease fleet and enhances cash flow. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures that significantly extend the economic useful life of a unit or that materially alter a unit’s configuration are capitalized. Consistent with the increase in our fleet utilization discussed earlier, capitalized betterments for the year ended December 31, 2006 approximated $32.4 million.

Other capital expenditures of $8.1 million, $12.0 million and $14.5 million in 2004, 2005 and 2006, respectively, consist of items not directly related to the lease fleet, such as branch buildings, land, equipment, leasehold improvements and management information systems.

Net cash provided by financing activities was $46.2 million in 2004, $47.4 million in 2005, and $89.7 in 2006. Net cash provided by financing activities for 2006 consisted primarily of $51.5 million of proceeds from our public offering of common stock discussed below, which was used to pay down debt, as well as $11.4 million of excess tax benefits from stock-based payment arrangements, $8.4 million in proceeds from exercises of stock options and net proceeds from debt of $22.3 million.  Net cash provided by financing activities for 2005 was primarily related to the results of our refinancing transactions discussed below.

On August 18, 2006, Williams Scotsman Hispania, S.L., a Spanish company (the “Buyer”) and a wholly-owned subsidiary of Williams Scotsman Europe, S.L., and shareholders (the “Sellers”) of Wiron Construcciones Modulares, S.A. (“Wiron”), entered into a share purchase agreement (the “Agreement”), pursuant to which the Company acquired a 91.5% interest in Wiron represented by 652,221 shares for approximately $53.1 million.  The purchase price was primarily financed with cash borrowed from the Company’s amended and restated credit facility. In addition, the Company repaid certain shareholder debt in the transaction approximating $3.4 million. The purchase price also includes approximately $7.7 million of funds that are subject to bank guarantee agreements pending the resolution of certain contingencies as described in the Agreement.  To the extent these contingencies are resolved in favor of the Sellers, these funds will be released to the Sellers.

Wiron is headquartered in Parla, Spain and is one of the largest modular space providers in Spain with 14 branch locations. Wiron both manufactures and leases mobile offices and had a lease fleet at acquisition of approximately 14,000 units. With the Company’s acquisition in July 2004 of an 8.5% minority interest for approximately $4.7 million, the Company now owns 100% of the share capital of Wiron.

Refinancing Transactions

Equity

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

On May 16, 2006, we completed a secondary equity offering of 9,990,793 shares of our common stock at $26.25 per share. Of the shares, 2,101,724 shares were offered by us and resulted in proceeds of approximately $51.5 million (net of underwriting fees and other offering expenses of approximately $3.5 million). In addition, 7,889,069 shares were offered by our selling stockholders, which include related parties of Cypress, Keystone, and certain members of senior management. Included in the shares offered and sold by management in connection with this offering were the exercise of 380,000 stock options by management which resulted in additional net proceeds of $2.0 million to us.  We used the proceeds from this stock offering to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

Debt

On September 29, 2005, Scotsman issued $350.0 million of 8.5% Notes. We used the net proceeds of $340.9 million received from this offering together with the proceeds from our initial public offering and the borrowings under the Amended and Restated Credit Facility to repurchase or redeem the 9.875% Notes and repurchase $148.2 million of the 10.0% Notes. The repurchase or redemption of the 9.875% and 10.0% Notes (together, the Notes) was conducted through a tender offer and consent solicitation whereby we offered to purchase all outstanding 10.0% Notes at a cash price of 109.522% of the principal amount and all outstanding 9.875% Notes at a cash purchase price of 100.5% of the principal amount plus accrued and unpaid interest. On September 29, 2005, in connection with the tender offer of the Notes, we purchased $148.2 million of the 10% Notes and $521.0 million of the 9.875% Notes and legally defeased all remaining outstanding 9.875% Notes. Approximately $25.5 million in deferred financing fees and premium costs related to the tender offer of the extinguished debt was expensed immediately and included in loss on early extinguishment of debt. Also, on April 18, 2006, Scotsman issued $100 million of additional 8.5% Notes at a cash price of 101.75% of their principal amount. We used the proceeds to repay a portion of our indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

The 8.5% Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries of Scotsman. Willscot Equipment, LLC, a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the 8.5% Notes on a subordinated basis. None of our foreign subsidiaries (other than our Canadian subsidiary) guarantee the notes. The 8.5% Notes are due on October 1, 2015, with interest payable semi-annually on April 1 and October 1 of each year. On October 1, 2010, the 8.5% Notes will become redeemable at our option, at a redemption price of 104.25% of the principal amount during the 12 month period beginning October 1, 2010 declining to 100.0% on October 1, 2013. At December 31, 2006, we had outstanding principal of $450 million of the 8.5% Notes.

On June 28, 2005, we entered into an Amended and Restated Credit Facility, the net proceeds of which were used to refinance our prior credit agreement. The Amended and Restated Credit Facility provides for a $500.0 million revolving credit facility and a $150.0 million term loan. Approximately $5.2 million in deferred financing costs related to the prior credit facility were expensed immediately for the year ended December 31, 2005 and included in loss on early extinguishment of debt. During 2006, we entered into two amendments to our Amended and Restated Credit Facility agreement. The amendments extended the maturity of the Amended and Restated Credit Facility to April 12, 2011, provided for more favorable borrowing base calculations, revised the restrictive covenants to grant us greater flexibility to incur debt and make acquisitions, and revised the change of control provisions. A change of control is an event of default under the credit agreement. The amendment eliminates the requirement that the Equity Investors, including related parties of Cypress and Keystone, as more specifically defined in the credit agreement, retain a minimum ownership percentage of Holdings’ capital stock. Instead the amendment provides that it is a change of control if 25% or more of the economic or voting interest in Holdings’ capital stock is acquired on a fully diluted basis, by any person or group, other than the Equity Investors. In addition, the amendments changed the interest rate on borrowings under the revolver and term loan from a rate of either prime plus 1% or the Eurodollar rate plus 2.5% to either prime plus 0.50% or the Eurodollar rate plus 2.0%. The interest rate margin is also subject to pricing adjustments based on excess availability and a ratio of total funded debt to EBITDA as defined in the Amended and Restated Credit Agreement.

On March 9, 2007, Scotsman entered into an amendment to its Amended and Restated Credit Agreement. Under the amendment, WS Canada was released as a guarantor under the Amended and Restated Credit Agreement, and WS Canada’s pledge of its assets was terminated. In addition, the amendment provides that Scotsman’s pledge of WS Canada’s stock will be reduced to 65% from 100%. As a result of the release of WS Canada from its guarantee under the Amended and Restated Credit Agreement, its guarantee under the 8.5% Notes indenture was also released.

Borrowings under the Amended and Restated Credit Facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. The Amended and Restated Credit Facility contains affirmative and negative covenants customary for such financings including restrictions that substantially limit the amount of dividends that Scotsman and its subsidiaries can pay to us. In addition, if Scotsman does not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test. During 2006, Scotsman met the excess availability requirements and Scotsman does not have to comply with the financial covenants. Excess availability calculated in accordance with the credit agreement under this facility was $205.5 million at December 31, 2006.

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

At December 31, 2006, we had outstanding $450 million of 8.5% notes due in 2015 and $425.0 million in term loan and revolving credit facility debt under our Amended and Restated Credit Facility due in 2011. For a description of the 8.5% Notes, see Note 6 of the Notes to Audited Consolidated Financial Statements. Borrowings under the Amended and Restated Credit Facility of $425.0 million include $150.0 million in term loans and $275.0 million outstanding under the revolving credit facility at December 31, 2006.

In connection with the acquisition of Wiron, the Company assumed debt. Wiron’s debt was primarily acquired to finance the purchase of rental equipment and other property and equipment as well as support operating activities. As of December 31, 2006, the total outstanding debt of Wiron was $35.5 million, including revolving credit agreements totaling $21.9 million that expire within one year, with average interest rates of 4.0%, as well as capital lease obligations. These amounts are included in the debt balances above.

On March 8, 2007, the Company acquired the assets of Honolulu-based Hawaii Modular Space, Inc., and its sister company, Alaska Modular Space, Inc. for a purchase price of $42.5 million and additional payments totaling $3.0 million, subject to the acquired companies’ achieving certain financial targets. Hawaii Modular operates three branch locations across state, while Alaska Modular manages operations based in Anchorage. The purchased assets include 1,300 units consisting of mobile offices, storage containers, classrooms and custom modular buildings and the related customer base. The acquisition was financed with borrowings under the Company’s Amended and Restated Credit Agreement.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations

A summary of our significant contractual obligations as of December 31, 2006 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1—3 years	3—5 years	After 5 years
Long term debt obligations (1)	$604,580	$180	$2,955	$150,733	$450,712
Capital lease obligations	14,884	4,949	6,835	2,564	536
Revolving credit facility (1)	296,892	21,874	—	275,018	—
Interest on variable rate debt obligations (2)	126,406	30,026	58,705	37,675	—
Interest on fixed rate debt obligations	336,212	38,642	77,066	76,794	143,710
Operating leases (3)	30,162	7,399	10,296	6,693	5,774
Rental equipment purchase obligations (4)	36,846	36,846	—	—	—
Total contractual obligations	$1,445,982	$139,916	$155,857	$549,477	$600,732

(1)          As more fully described in Note 6 of the Notes to Audited Consolidated Financial Statements, we had a $150.0 million term loan, $275.0 million borrowed under a revolving credit facility,  $450.0 million of the 8.5% Notes outstanding as of December 31, 2006 and debt related to the Wiron acquisition of 24,842, excluding capital lease obligations per (3) below.

(2)          Represents interest on variable rate revolving credit facility and other long term debt assuming a weighted average interest rate of 6.7%, the rate in effect on December 31, 2006.

(3)          In accordance with SFAS No. 13, Accounting for Leases, operating lease obligations are not reflected in the balance sheet. See Note 8 of Notes to Audited Consolidated Financial Statements for additional information. Amounts included reflect both interest and principal payments.

(4)          Represents open purchase order commitments related to purchases of new rental units.

The amount of standby letters of credit, which expire in 2007 unless renewed, was $19.7 million at December 31, 2006.

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

From time to time, currencies may strengthen or weaken in countries in which the Company sells or leases its product. The Company’s investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. For the years ended December 31, 2006 and 2005, translation adjustments, recorded in the accumulated other comprehensive income component of stockholders’ equity, increased stockholders’ equity by $0.5 million and $2.8 million, respectively. As a result of the recent acquisition of Wiron for approximately $53.1 million, the Company has increased its investment in foreign owned subsidiaries. A 10% depreciation in the functional currency  of our Company’s subsidiaries, relative to the U.S. dollar, would result in an $11.5 million reduction of shareholders’ equity.

The Company utilizes foreign currency hedging instruments to reduce its exposure to foreign currency risk due to fluctuations in exchange rates. During December 2006, the Company entered into a foreign currency forward contract to manage it’s currency transaction exposure for an intercompany receivable which arose from the acquisition of Wiron (see Note 3) with a notional amount of EUR 20 million. This intercompany receivable is expected to be repaid to the Company upon local financing obtained by the subsidiary during 2007. The Company accounts for derivative financial instruments (foreign currency forward contract) in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The forward contract the Company holds is designated as cash flow hedge and therefore, the effective portions of changes in the fair value of this derivative is recorded in other comprehensive income, and the ineffective portion is recognized in earnings. To date, the ineffective portions of changes in the fair value of derivatives have not been material.

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to interest rate changes:

Year of Maturity at December 31, 2006
(in thousands)

	2007	2008	2009	2010	2011+	Total	Fair Value
Variable Rate Debt	$23,974	$3,560	$2,306	$1,541	$425,375	$456,756	$456,756
Average Interest Rate	4.21%	5.22%	5.27%	5.36%	6.85%
Fixed Rate Debt, including capital lease obligations	3,028	2,539	1,385	997	451,651	459,600	479,400
Average Interest Rate (includes imputed interest related to capital leases)	5.18%	6.22%	7.34%	7.42%	8.50%

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Williams Scotsman International, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman International, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 (l) to the consolidated financial statements, on January 1, 2006 the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment, and changed its method of accounting for share-based payments using the modified prospective transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Williams Scotsman International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 9, 2007

Williams Scotsman International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
	2006	2005
	(In thousands)
Assets
Cash	$6,495	$469
Trade accounts receivable, net of allowance for doubtful accounts of $3,681 in 2006 and $812 in 2005	120,586	94,661
Prepaid expenses and other current assets	52,938	46,630
Rental equipment, net of accumulated depreciation of $302,177 in 2006 and $282,730 in 2005	1,066,469	944,629
Property and equipment, net	92,992	81,177
Deferred financing costs, net	19,277	18,042
Goodwill	182,781	171,166
Other intangible assets, net	17,007	2,369
Other assets	29,374	21,477
Total assets	$1,587,919	$1,380,620
Liabilities and stockholders’ equity
Accounts payable	$58,964	$60,685
Accrued expenses and other current liabilities	63,721	41,107
Rents billed in advance	25,031	23,621
Revolving credit facilities	296,892	364,150
Long-term debt	619,464	505,296
Deferred income taxes	155,706	141,020
Total liabilities	1,219,778	1,135,879
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 55,699,947 shares as of December 31, 2006 and 51,869,427 shares as of December 31, 2005	557	519
Additional paid-in capital	545,124	471,406
Retained earnings	100,962	51,846
Accumulated other comprehensive income	17,436	16,908
	664,079	540,679
Less treasury stock—12,597,848 common shares in 2006 and 2005, at cost	(295,938)	(295,938)
Total stockholders’ equity	368,141	244,741
Total liabilities and stockholders’ equity	$1,587,919	$1,380,620

See accompanying notes.

Williams Scotsman International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31
	2006	2005	2004
	(In thousands except per share amounts)
Revenues
Leasing	$291,701	$247,713	$222,867
Sales:
New units	139,815	128,244	86,344
Rental equipment	51,171	37,530	29,355
Delivery and installation	147,762	135,715	116,106
Other	50,351	43,256	43,253
Total revenues	680,800	592,458	497,925
Cost of sales and services
Leasing:
Depreciation and amortization	57,908	52,614	48,888
Other direct leasing costs	66,391	59,932	51,777
Sales:
New units	109,403	105,377	72,885
Rental equipment	36,580	28,909	22,896
Delivery and installation	118,349	115,730	101,061
Other	10,328	11,290	9,605
Total costs of sales and services	398,959	373,852	307,112
Gross profit	281,841	218,606	190,813
Selling, general and administrative expenses	115,558	96,968	83,407
Other depreciation and amortization	18,722	16,618	14,787
Interest, including amortization of deferred financing costs of $3,140, $5,465 and $6,959	72,337	91,203	92,444
Loss on early extinguishment of debt	90	30,678	—
Total operating expenses	206,707	235,467	190,638
Income (loss) before income taxes	75,134	(16,861)	175
Income tax expense (benefit)	26,018	(6,537)	3,586
Net income (loss)	$49,116	$(10,324)	$(3,411)
Income (loss) per common share—basic	$1.18	$(0.37)	$(0.14)
Income (loss) per common share—diluted	$1.15	$(0.37)	$(0.14)

See accompanying notes.

Williams Scotsman International, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at January 1, 2004	23,559	$362	$239,738	$65,581	$8,621	$(295,938)	$18,364
Non-cash stock compensation expense	—	—	736	—	—	—	736
Comprehensive income:
Net loss	—	—	—	(3,411)	—	—	(3,411)
Foreign currency translation adjustment	—	—	—	—	5,458	—	5,458
Comprehensive income							2,047
Balance at December 31, 2004	23,559	362	240,474	62,170	14,079	(295,938)	21,147
Option exercises for purchase of common stock, including excess income tax benefit of $2,858	607	6	4,235	—	—	—	4,241
Issuance of common stock (less direct costs of $18,602)	15,106	151	222,941	—	—	—	223,092
Non-cash stock compensation expense	—	—	3,756	—	—	—	3,756
Comprehensive loss:
Net loss	—	—	—	(10,324)	—	—	(10,324)
Foreign currency translation adjustment	—	—	—	—	2,829	—	2,829
Comprehensive loss							(7,495)
Balance at December 31, 2005	39,272	519	471,406	51,846	16,908	(295,938)	244,741
Option exercises for purchase of common stock	1,714	17	8,432	—	—	—	8,449
Excess income tax benefit from option exercises	—	—	10,850	—	—	—	10,850
Issuance of common stock (less direct costs of $3,550	2,102	21	51,505	—	—	—	51,526
Issuance of stock under employee stock purchase plan	14		274		—	—	274
Non-cash stock compensation expense	—	—	2,657	—	—	—	2,657
Comprehensive income:
Net income	—	—	—	49,116	—	—	49,116
Foreign currency translation adjustment	—	—	—	—	528	—	528
Comprehensive income							49,644
Balance at December 31, 2006	43,102	$557	$545,124	$100,962	$17,436	$(295,938)	$368,141

See accompanying notes.

Williams Scotsman International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
	(In thousands)
Cash flows from operating activities
Net income (loss)	$49,116	$(10,324)	$(3,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,770	74,965	70,991
Provision for bad debts	4,003	3,204	2,248
Loss on early extinguishment of debt	90	30,678	—
Deferred income tax expense (benefit)	25,534	(6,537)	3,137
Excess tax benefit from stock-based compensation	(11,440)	—	—
Non-cash stock compensation expense	2,657	3,756	736
Gain on insurance recovery	—	(662)	(3,373)
Gain on sale of rental equipment	(14,591)	(8,621)	(6,459)
Increase in net trade accounts receivable	(16,080)	(20,778)	(22,375)
(Decrease) increase in accounts payable and accrued expenses and other current liabilities	(7,540)	19,623	22,261
Increase in prepaid expenses and other current assets	(3,521)	(12,037)	(4,015)
Other	(6,720)	(5,752)	(2,877)
Net cash provided by operating activities	101,278	67,515	56,863
Cash flows from investing activities
Rental equipment additions	(164,032)	(139,815)	(79,867)
Proceeds from sales of rental equipment	51,171	37,530	29,355
Proceeds from sales of fixed assets	531	—	—
Proceeds from insurance recovery	—	3,616	5,000
Acquisition of businesses, net of cash acquired	(57,722)	(4,631)	(5,791)
Purchase of California classroom fleet	—	—	(43,572)
Purchase of property and equipment, net	(14,513)	(12,005)	(8,062)
Net cash used in investing activities	(184,565)	(115,305)	(102,937)
Cash flows from financing activities
Proceeds from debt	1,022,724	1,473,724	553,937
Repayment of debt	(1,000,379)	(1,631,548)	(506,987)
Proceeds from public offering of common stock, net of issuance costs	51,526	223,092	—
Proceeds from employee stock purchases.	274	—	—
Proceeds from exercise of stock options	8,449	1,383	—
Excess income tax benefit from exercise of stock options	11,440	—	—
Increase in deferred financing costs	(4,375)	(19,266)	(757)
Net cash provided by financing activities	89,659	47,385	46,193
Effect of exchange rate changes	(346)	(65)	433
Net increase (decrease) in cash	6,026	(470)	552
Cash at beginning of year	469	939	387
Cash at end of year	$6,495	$469	$939
Supplemental cash flow information:
Cash paid for income taxes	$—	$—	$665
Cash paid for interest	$67,816	$90,463	$84,903

See accompanying notes.

Williams Scotsman International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
December 31, 2006

1. Organization and Basis of Presentation

Williams Scotsman International, Inc. (“Holdings” or when including its subsidiaries, the “Company”) was organized in November 1993 for the purpose of acquiring Williams Scotsman, Inc. (Scotsman). Holdings conducts business solely as a holding company, the only significant assets of which are the capital stock of Scotsman, Williams Scotsman Europe, S.L. (“WS Europe”), and Williams Scotsman Mexico S. de R.L. de C.V. (“WS Mexico”). Therefore any cash dividends to be paid on Holdings’ common stock, or cash interest to be paid on the debt of the Company are dependent upon the cash flow of Scotsman, WS Europe, and WS Mexico.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, Spain, and Mexico.

The Company completed the acquisition of Wiron Construccciones Modulares, S.A. (“Wiron”) on August 18, 2006. The results of Wiron’s operations have been included in the Consolidated Financial Statements since August 18, 2006. See Note 3 to the Consolidated Financial Statements.

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

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Substantially all cash and cash equivalents are invested in a money market investment account. These amounts are stated at cost, which approximates market value.

(d) Fair Value of Financial Instruments

Because of their short-term nature, the amounts reported in the consolidated balance sheet for cash, receivables, the revolving credit facility and accounts payable approximate fair value. The fair value of long-term debt is based on quoted market prices. The fair market value and cost of the Company’s long-term debt, net were $660,297 and $619,464 at December 31, 2006 and $505,449 and $505,296 at December 31, 2005. The Company does not have a significant amount of credit risk associated with the fair value of its assets and liabilities. Prior to the Company’s acquisition of 91.5% of the common stock of Wiron during 2006, the Company owned an 8.5% minority interest. This interest was not readily marketable and it was not practicable to estimate the fair value at December 31, 2005.

(e) Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist of amounts due from customers throughout the United States, Canada, Spain, and Mexico. Collateral is generally not required. The Company provides for the allowance for doubtful accounts receivable through a charge to operations in amounts equal to the estimated losses expected to be incurred in collection of the accounts. The estimated losses are based on historical collection experience, days sales outstanding trends, and a review of specific past due receivables. Customer accounts are written-off against the allowance for doubtful accounts when an account is determined to be uncollectible.

(f) Leasing Operations

Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 16 months at December 31, 2006. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of generally 20 years and an estimated residual value of typically 50% in North America and 10% in Spain.

Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

(g) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 40 years for buildings and improvements, 3 to 10 years for furniture and equipment, and 3 to 5 for computer software. Maintenance and repairs are charged to expense as incurred.

(h) Deferred Financing Costs

Direct and incremental costs of obtaining debt are capitalized and amortized using the straight-line method, which approximates the effective interest rate method, over the term of the related debt.

(i) Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually, and whenever an impairment indicator is identified.

The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The geographically based operating segments of the Company are the reporting units for the impairment test. The Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company estimates the fair values of its reporting units by utilizing market operating data multiples of similar publicly traded companies, as well as its own. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

(j) Other Intangible Assets

Intangible assets consist principally of non-compete agreements and customer relationships acquired in business combinations. These intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 24 months to 216 months. Amortization expense was approximately $1,701 and $800 in 2006 and 2005, respectively. The weighted-average remaining life of these identified intangible assets is 79 months.

(k) Impairment of Long-Lived Assets

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

(l) Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment (“SFAS No. 123-R”), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Stock-Based Compensation. The adoption of SFAS No. 123-R did not have a significant impact on the Company’s financial position or its results of operations. Prior to the Company’s adoption of SFAS No. 123-R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123-R requires excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

In applying the fair value accounting provisions of SFAS No. 123-R, the Company uses a generally accepted option valuation model, the Cox Rubenstein binomial valuation model. This model requires specified inputs to determine the fair value of stock-based awards, consisting of (i) the fair value of the Company’s common stock on the grant date, (ii) the expected volatility of the Company’s common stock over the expected option life, (iii) the risk-free interest rate, (iv) the expected dividend yield, and (v) the expected option life.

An explanation of these inputs is as follows:

Fair-Value of Common Stock—Prior to issuing publicly traded common stock in September 2005, the Company estimated the fair value of its common stock using valuations performed by an experienced investor in the Company. Subsequent to September 2005, the date the Company first issued publicly-traded common stock, the Company uses the opening quoted market price of its common stock on the grant date.

Volatility—A measure of the amount by which the share price is expected to fluctuate over a period commensurate with the expected life of the award. Because of limited or no historical information regarding its own historical stock volatility during the financial statement periods, the Company considered the expected volatility of similar entities in developing this input. In selecting guideline companies, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

Risk-Free Interest Rate—An assumption to take into account, among other things, the time value of money. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the award at the grant date.

Dividend Yield—Dividends paid on the underlying common stock will impact an award’s value. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Life of Stock-based Awards—The period of time for which the stock-based award is expected to be outstanding, or the period of time from the service inception date to the date of expected exercise or other expected settlement. Prior to issuing publicly-traded common stock in September 2005, the Company estimated the expected life of awards considering the estimated dates of liquidity events likely to be triggered by the Company’s private equity investors. Upon the adoption of SFAS No. 123-R in 2006, the Company adopted a temporary “shortcut approach” allowed by the Securities and Exchange Commission to develop the estimate of the expected term of awards. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. This shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.

The weighted-average fair value of options granted in 2006, 2005, and 2004 were $11.22, $7.59, and $5.11, respectively. The following is a summary of the inputs used to estimate the fair value of stock-based awards:

	Year ended December 31
	2006	2005	2004
Risk-free interest rate	5.03%	4.13%	3.85%
Expected life (in years)	6.25	5.00-6.25	5.00
Volatility	47.5%	46.4%	42.9%
Dividend yield	0%	0%	0%

Gross compensation cost recognized related to stock-based compensation for the year ended December 31, 2006, 2005 and 2004 was  $2,657, $3,756 and $736, respectively. During 2005, the Company recorded $2,387 of stock compensation expense related to the accelerated vesting of options as a result of the Company’s initial public offering. During 2004, a modification was made for the continuation of certain employees’ options after their termination from the Company. The weighted-average fair value of their modified options, risk free interest rate at the modification date, expected life and volatility (as estimated based upon a historical average of comparable stock indices) was $7.93, 2.78%, 3.11 years, and 39.9% for 2004.

(m) Income Taxes

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

(n) Advertising costs

Advertising costs are generally expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005, and 2004 was $4,638, $4,622, and $4,345, respectively, and is included in selling, general, and administrative expenses in the consolidated statements of operations.

(o) Earnings Per Share

The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	2006	2005	2004
Weighted-average shares-basic	41,725,103	27,763,324	23,558,805
Effect of employee stock options	920,687	—	—
Weighted-average shares-diluted	42,645,790	27,763,324	23,558,805

Common stock equivalents of approximately 1,243,552 and 1,296,823 were excluded from the weighted-average shares-diluted total for the years ended December 31, 2005 and 2004, respectively, due to their anti-dilutive nature, which resulted from the Company’s net loss for such periods.

(p) Revenue Recognition

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

Sales of new units are typically covered by warranties provided by the manufacturer of products sold. The Company provides a limited 30-day warranty for certain sales of rental equipment. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was not material for the years ended December 31, 2006, 2005 and 2004.

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

(q) Hedging Activities

The Company utilizes foreign currency hedging instruments to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of an intercompany note denominated in a foreign currency. The Company accounts for derivative financial instruments (foreign currency forward contract) in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The forward contract the Company holds is designated as a cash flow hedge and therefore, the effective portions of changes in the fair value of this derivative is recorded in other comprehensive income (“OCI”), and the ineffective portion is recognized in earnings. To date, the ineffective portions of changes in the fair value of derivatives have not been material.

(r) Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries for which the local currency is the functional currency have been translated into U.S. dollars in accordance SFAS No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rates during the year. Translation gains and losses resulting from the changes in exchange rates from year-to-year have been reported in other comprehensive income. The effect on the consolidated statements of operations of all transaction gains and losses was $600, $0 and $0 for the years ended December 31, 2006, 2005, and 2004, respectively.

(s) Operating Segments

The Company manages its operations on a geographic basis. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar economic characteristics. These characteristics include similar products and services, processes for delivering these services, type or class of customer, and long-term average gross margins.

(t) Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006, or December 31, 2006 for the Company. The guidance had no effect on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure of uncertain tax positions. The interpretation is effective for the Company on January 1, 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and the Company intends to adopt the standard on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial position, results of operations and cash flows, but does not believe the effect will be material.

(u) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The effect of these reclassifications is not material to the consolidated financial statements.

3. Acquisitions

Acquisition of Wiron Construcciones Modulares, SA

On August 18, 2006, the Company acquired a 91.5% interest in Wiron Construcciones Modulares, S.A. (“Wiron”) for approximately $53,100.

The purchase price was primarily financed with cash borrowed from the Company’s amended and restated credit facility. In addition, the Company repaid certain shareholder debt in the transaction approximating $3,400. The purchase price includes approximately $7,700 of funds that are subject to bank guarantee agreements pending the resolution of certain pre-acquisition contingencies. To the extent these contingencies are resolved in favor of the Sellers, these funds will be released to the Sellers. If the contingent liabilities are satisfied by the Company, the funds will be recovered from the bank.

Wiron is headquartered in Parla, Spain and is one of the largest modular space providers in Spain with 14 branch locations. Wiron manufactures and leases mobile offices and had a lease fleet at acquisition of approximately 14,000 units. With the Company’s acquisition in July 2004 of an 8.5% minority interest for approximately $4,700, the Company now owns 100% of the share capital of Wiron.

The following table presents the preliminary allocation of purchase price related to the Wiron business as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates, subject to revision, after the tax basis of assets has been finalized. Any revisions to the allocation will be reported as changes to various assets and liabilities including goodwill and other intangible assets:

Current assets	$22,078
Rental equipment	48,514
Property and equipment	8,543
Goodwill	6,131
Other intangible assets	14,599
Other non-current assets	6,234
Total assets acquired	106,099
Liabilities: Accounts payable and other accrued liabilities	29,520
Assumed debt	23,479
Total liabilities assumed	52,999
Net assets acquired	$53,100

The Company has preliminarily estimated the fair value of Wiron’s identifiable intangible assets as $14,599. The preliminary allocation of identifiable intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Life
Asset class:
Customer relationships	$8,806	8.4 years
Brand	1,918	5.0 years
Non-compete agreement	1,712	5.0 years
Government certifications	1,635	4.0 years
Below market leasing contracts	528	2.0 years
	$14,599	5.6 years

The intangible assets are amortized using the straight-line method over estimated useful lives. The purchase price allocation resulted in the recognition of approximately $6,100 of goodwill. Total goodwill as a result of the acquisition of an 8.5% minority interest in July 2004 and this acquisition was $10,320. This goodwill is a result of the value of the assembled workforce acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. Management believes the goodwill recorded as a result of this acquisition will be deductible for income tax purposes; however, management is still making a final determination of the tax basis of the assets.

The following table provides pro forma results of operations for the year ended December 31, 2006 and 2005 as if Wiron had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the acquisition. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Wiron. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Year Ended December 31,
	2006	2005
Revenue	$698,309	$619,710
Net income (loss)	48,007	(11,459)
Earnings (loss) per common share—basic	$1.15	$(0.41)
Earnings (loss) per common share—diluted	$1.13	$(0.41)

Acquisition of American Homes Internacional, S.A. de C.V.

On February 17, 2006, the Company acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company that leased and sold mobile office units. This purchase resulted in the acquisition of approximately 300 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $5,100. The excess purchase price over the estimated fair value of the net tangible assets purchased was $2,400. The purchase price was financed with cash borrowed from the Company’s credit facility.

Acquisition of Mobile Space Inc.

On February 24, 2005, the Company acquired Mobile Space Inc., a Chicago-based company that leased and sold modular space units. This purchase resulted in the acquisition of approximately 640 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $4,800, of which approximately $710 was recorded as goodwill. The acquisition was financed with borrowings under the Company’s credit facility.

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

4. Property and Equipment

Property and equipment consist of the following:

	December 31
	2006	2005
Land	$24,775	$19,631
Buildings and improvements	44,310	42,175
Furniture and equipment	66,101	57,220
Computer software	21,157	19,838
Equipment under capital leases	8,419	4,028
	164,762	142,892
Less accumulated depreciation	71,770	61,715
Net property and equipment	$92,992	$81,177

Depreciation expense, including that of capital leases, related to property and equipment was $11,249, $10,901, and $9,112 for the years ended December 31, 2006, 2005, and 2004, respectively. Accumulated depreciation related to capital leases was $2,573 and $653 as of December 31, 2006 and 2005, respectively. Included in depreciation expense is amortization expense related to capitalized computer software costs of $2,783, $3,713, and $3,550 for the years ended December 31, 2006, 2005, and 2004, respectively.

5. Goodwill and Other Intangible Assets

A summary of goodwill balances for the years ended December 31 is as follows:

	2006	2005
Beginning balance	$171,166	$170,340
Acquisitions:
Mobile Space, Inc.	29	710
American Homes Internacional, S.A. de C.V.	1,058	—
Wiron Construcciones Modulares, SA	10,320	—
Effect of foreign currency translation	208	116
Ending balance	$182,781	$171,166

The following table summarizes the balances of other intangible assets:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable:
Non-compete agreements	$4,758	$1,279	$3,479	$3,614	$2,557	$1,057
Customer relationships	10,924	1,152	9,772	1,895	583	1,312
Other	4,153	397	3,756	—	—	—
	$19,835	$2,828	$17,007	$5,509	$3,140	$2,369

Amortization expense was approximately $1,701, $800, and $700 in 2006, 2005, and 2004, respectively. The remaining weighted-average useful life of non-compete agreements and customer relationships was 51 and 101 months, respectively The weighted-average remaining life of all intangible assets is 79 months. Amortization expense for each of the next five years is as follows:

2007	$3,232
2008	3,084
2009	2,800
2010	2,555
2011	1,775
Thereafter	3,561

6. Revolving Credit Facility and Long-Term Debt

Debt consists of the following:

	December 31
	2006	2005
Borrowings under revolving credit facility	$275,018	$364,150
Borrowings under Spanish revolving credit agreements	21,874	—
Term loan	150,000	150,000
8.5% senior notes, plus unamortized premium of $1,612 in 2006	451,612	350,000
10.0% senior secured notes	—	1,800
Other debt	2,968	—
Capital lease obligations	14,884	3,496
	$916,356	$869,446

On June 28, 2005, the Company entered into an Amended and Restated Credit Agreement, the net proceeds of which were used to refinance the then existing credit agreement. The amended and restated credit facility provides for a $500,000 revolving credit facility and a $150,000 term loan, both maturing on June 28, 2010. Interest on borrowings under the revolver and term loan is payable at a rate of either prime plus 1% or the Eurodollar rate plus 2.5%. The interest rate margin is subject to pricing adjustments based on excess availability and a ratio defined in the credit agreement. In connection with the refinancing, approximately $5,200 of deferred financing costs related to the prior credit facility were expensed immediately and included in loss on early extinguishment of debt. The weighted-average interest rates of the revolver under the credit agreement were 6.89% and 6.37% at December 31, 2006 and 2005, respectively. The weighted-average interest rates of the term loan under the credit agreement were 6.85% and 6.64% at December 31, 2006 and 2005, respectively.

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

The total commitment under the Amended and Restated Credit Agreement (including the term loan and revolver facility) was $650,000 at December 31, 2006. Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in rental equipment, accounts receivable, property and equipment and other assets. The credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, the Company will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test. During the year ended December 31, 2006, Scotsman met the excess availability requirements and did not have to comply with the financial covenants. Excess availability calculated in accordance with the credit agreement under this facility was approximately $205,500 at December 31, 2006.

On September 29, 2005, Scotsman issued $350,000 of 8.5% Senior Notes due 2015 (the 8.5% Notes). The Company used the net proceeds of approximately $340,900 received from this offering together with the proceeds from the Company’s initial public offering and the borrowings under the amended and restated credit facility to repurchase or redeem the 9.875% Notes due 2007 (9.875% Notes) and repurchase $148,200 of the 10.0% Notes due 2008 (10.0% Notes). The repurchase or redemption of the 9.875% and 10.0% Notes (together, the Notes) was conducted through a tender offer and consent solicitation whereby the Company offered to purchase all outstanding 10.0% Notes at a cash price of 109.522% of the aggregate principal amount of such notes and all outstanding 9.875% Notes at a cash purchase price of 100.5% of the aggregate principal amount of such notes plus accrued and unpaid interest. In connection with the tender offer of the Notes, the Company purchased the 9.875% Notes and $148,200 of the 10% Notes. In connection with the debt extinguishment, $30,678 in deferred financing fees and premium costs related to the tender offer and the extinguished debt were expensed and included in loss on early extinguishment of debt. Also, on April 18, 2006, Scotsman issued $100,000 of additional 8.5% Senior Notes due 2015 (the 8.5% Notes) at a cash price of 101.75% of their principal amount. The Company used the proceeds to repay a portion of its indebtedness under the revolver portion of the Amended and Restated Credit Facility and pay related fees and expenses.

The 8.5% Notes are fully and unconditionally guaranteed on a senior unsecured basis by Holdings and certain subsidiaries of Scotsman. Willscot has fully and unconditionally guaranteed the 8.5% Notes on a subordinated basis. None of the foreign subsidiaries of Scotsman (other than its Canadian subsidiary) guarantee the notes. The 8.5% Notes are due on October 1, 2015, with interest payable semi-annually on April 1 and October 1 of each year. On October 1, 2010, the 8.5% Notes will become redeemable at the option of the Company, at a redemption price of 104.25% during the 12 month period beginning October 1, 2010, declining to 100.0% during the 12 month period beginning October 1, 2013 and thereafter.

In connection with the acquisition of Wiron, the Company assumed debt. Wiron’s debt was primarily acquired to finance the purchase of rental equipment and other property and equipment as well as support operating activities. As of December 31, 2006, total debt outstanding of Wiron was $35,505, including revolving credit agreements totaling $21,874 that expire within one year, with average interest rates of 4.0%, as well as capital lease obligations. These amounts are included in the debt balances above.

Letter of credit obligations at December 31, 2006 and 2005 were approximately $19,514 and $20,464, respectively. Maturities of debt during the years subsequent to December 31, 2006 are $27,003 in 2007, $6,099 in 2008, $3,691 in 2009, $2,538 in 2010, $425,777 in 2011, and $451,248 thereafter.

7. Hedging Activities

The Company operates in various countries, and its earnings and cash flows are exposed to market risk from changes in currency exchange rates. The Company addresses these risks through a risk management program that may include the use of derivative financial instruments. The Company does not enter into any derivative transactions for speculative purposes.

During December, 2006, the Company entered into a foreign currency forward contract to manage it’s currency transaction exposure for an intercompany receivable which arose from the acquisition of Wiron (see Note 3) with a notional amount of EUR 20 million. This intercompany receivable is expected to be repaid during 2007. This currency forward contract is designated as a cash flow hedge under SFAS No. 133 and, therefore, the effective portions of changes in the fair value of this derivative is recorded in other comprehensive income (“OCI”), and the ineffective portion is recognized in earnings.

To date, the ineffective portions of changes in the fair value of derivatives have not been material.  The Company did not enter into any derivative contracts designated as cash flow hedges in 2005 or 2004. Transaction gains, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations, were not material for the three years ended December 31, 2006.

8. Stockholders’ Equity

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

9. Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

	December 31
	2006	2005
Deferred tax liabilities:
Cost basis in excess of tax basis of assets and accelerated tax depreciation:
Rental equipment	$258,897	$259,095
Property and equipment	—	985
Intangible assets	623	1,262
Total deferred tax liabilities	259,520	261,342
Deferred tax assets:
Property and equipment	377	—
Allowance for doubtful accounts	708	326
Rents billed in advance	9,945	9,554
Stock-based compensation	4,575	5,458
Deferred compensation	426	367
Net operating loss carryovers	85,422	102,955
Alternative minimum tax credit carryovers	2,459	1,760
Other	764	2,216
	104,676	122,636
Less: valuation allowance	(862)	(2,314)
Total deferred tax assets	103,814	120,322
Net deferred tax liabilities	$155,706	$141,020

At December 31, 2006, the Company had net operating loss carryovers available for federal and foreign income tax purposes of approximately $221,000. These net operating loss carryovers expire at various dates from 2008 to 2024.

Net operating losses in the amount of $7,800 and $371 expired in 2005 and 2004, respectively. Valuation allowances of $2,258 related to U.S. and Mexico net operating loss carryovers were reversed in 2006 based on changes in estimates regarding the ability of the Company to use these loss carryovers to reduce future taxable income. A valuation allowance of $862 is recorded based on the assessment that certain net operating loss carryovers in Spain are not currently expected to be realized.

Alternative minimum tax credit carryovers of approximately $2,459 are available without expiration limitations.

Income tax expense (benefit) consists of the following:

	Year ended December 31
	2006	2005	2004
Current
Federal	$484	$—	$—
State	—	—	412
Foreign	—	—	150
	484	—	562
Deferred
Federal	20,094	(8,989)	562
State	2,431	(1,781)	117
Foreign	3,009	4,233	2,345
	25,534	(6,537)	3,024
Total income taxes	$26,018	$(6,537)	$3,586

The provision for income taxes is reconciled to the amount computed by applying the U.S. Federal statutory corporate tax rate of 35% to income (loss) before income taxes as follows:

	Year ended December 31
	2006	2005	2004
Income tax expense (benefit) at statutory rate	$26,297	$(5,901)	$61
State income taxes, net of federal tax benefit	2,431	(1,158)	344
Change in valuation allowance for deferred tax assets	(1,452)	—	430
Cumulative change in deferred taxes from increase (decrease) in estimated effective tax rates	(1,032)	—	2,549
Other (including effect of foreign operations)	(226)	522	202
	$26,018	$(6,537)	$3,586

During 2006, income tax decreased by $1,032 related to changes in the estimated future effects of income taxes on cumulative temporary differences resulting from recent changes to enacted tax rates for Canada and certain of its provinces. During 2004, the income tax expense increased by $2,549 related to a change in the estimate of the future effects of state income taxes on cumulative temporary differences, resulting from a change in the estimated income apportionment among states in which the Company does business.

The components of income (loss) from consolidated operations before income taxes is as follows:

	Year ended December 31
	2006	2005	2004
United States	$63,317	$(28,563)	$(5,759)
Foreign	11,817	11,702	5,934
	$75,134	$(16,861)	$175

Deferred U.S. income taxes have not been recorded for basis differences related to investments in foreign subsidiaries. These basis differences were approximately $28.1 million at December 31, 2006 and consisted primarily of undistributed earnings. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

10. Commitments and Contingencies

The Company is obligated under noncancelable leases for certain equipment, vehicles and parcels of land. At December 31, 2006 approximate future minimum rental payments are as follows:

	Operating Leases	Capital Leases
2007	$7,399	$5,492
2008	5,766	4,451
2009	4,530	3,300
2010	3,633	2,484
2011	3,060	550
Thereafter	5,774	809
	30,162	17,086
Less: Amounts representing interest	—	2,202
Total minimum future lease payments	$30,162	$14,884

Rent expense was $13,708 in 2006, $13,555 in 2005, and $12,869 in 2004.

The Company maintains insurance coverage for its operations and employees with appropriate aggregate, per occurrence and deductible limits as the Company reasonably determines is necessary or prudent based upon current operations and historical experience. The majority of these coverages have large deductible amounts which allow for potential improved cash flow benefits based on the Company’s loss control efforts. The current per incident deductibles are $125 for employee group health insurance and $500 for worker’s compensation, auto, and general liability.

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

11. Employee Benefit Plans

Defined contribution plan.   The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute up to the dollar limit described in Section 402(g) of the Code ($15 in 2006). All amounts deferred under this salary reduction feature are fully vested. In accordance with the Economic Growth and Tax Relief Act of 2001, the Plan also allows employees over the age of 50 to contribute an additional $5 as a “catch-up contribution.”

The 401(k) Plan has a “matching” contribution feature under which the Company may contribute a percentage of the amount deferred by each participant, excluding the “catch-up contribution.” Such percentage, if any, is determined by Company management at its discretion. The Plan also has a discretionary “profit sharing” feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Company contributions to the 401(k) Plan participant vest ratably during the first five years of a participant’s employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were $671 in 2006, $582 in 2005, and $315 in 2004. No contributions were made by the Company under the profit-sharing feature for the years ended December 31, 2005 or 2004. During 2006, $633 of contributions were made by the Company under the profit-sharing feature.

Deferred compensation plan.   The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. All amounts credited to participants’ accounts are deemed invested in the investment vehicles of the employee’s choice. As of December 31, 2006 and 2005, the total amount deferred under this plan, including earnings, was approximately $481 and $321, respectively.

Restricted Stock Units.   The Company awards members of its board of directors restricted stock units (RSU). The RSU awards granted prior to June 30, 2006 fully vest in six months from the award date, and were settled at that time in shares of the Company’s common stock. The shares received in respect of the RSU awards cannot be sold or transferred until one year after the recipient has ceased to serve as a director of the Company.  RSU awards granted after June 30, 2006 fully vest in six months from the award date, and become available for settlement in shares of the Company’s common stock at the earliest of (i) the recipient’s death, (ii), a change in control, or (iii) one year after the recipient has ceased to serve as a director of the Company. For the year ended December 31, 2006, 14,668 restricted stock units were granted at a weighted-average grant price of $21.47 per share and remain unvested at December 31, 2006. For the year ended December 31, 2005, 16,872 restricted stock units were granted at a weighted-average grant price of $16.04 per share and are vested at December 31, 2006. The Company has recorded approximately $293 and $113 of stock compensation related to these awards for the year ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there are 14,668 unvested RSU’s.

Stock options.   The Company has adopted stock option plans for certain key employees of the Company. In 2005, the Company adopted the 2005 Employee Stock Option Plan (the “2005 Plan”) which allowed for up to 1.8 million options to be granted. In 2003 the Company adopted the 2003 Employee Stock Option Plan (the “2003 plan”) which allowed for up to 874,690 options to be granted. Under the 1997 Employee Stock Option Plan (the “1997 Plan”), up to 1,823,538 options to purchase the Company’s outstanding common stock could be granted. Prior to the Company’s recapitalization in 1997, the Company had adopted the 1994 Employee Stock Option Plan (the “1994  plan”) for certain key employees. All options outstanding under the 2003 Plan and 1997 Plan eligible for vesting became fully vested in conjunction with the Company’s 2005 initial public offering. As a result of this accelerated vesting, the Company recorded approximately $2,400 of additional stock compensation for the year ended December 31, 2005.

The options under the Stock Option Plans are granted with an exercise price equal to the estimated fair value of the shares as of the date of grant. All options issued under plans, other than the Company’s 2005 Omnibus Award Plan, are vested. Under the Company’s 2005 Plan, nonqualified stock options have been granted to officers and employees. One half of employee stock options vest over four years and expire ten years from the date of grant. The other half of these options vest over four years, contingent upon certain performance goals of the Company being met. All options expire 10 years from the date of grant.

A summary of stock option activity and related information for the year ended December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
January 1, 2006	4,216,758	$8.61	3.7	$36,696
Granted	609,750	21.67	—	—
Exercised	(1,697,505)	4.92	—	32,185
Forfeited/expired	(270,758)	6.69	—	—
Outstanding at December 31, 2006	2,858,245	13.74	5.6	18,064
Vested and expected to vest at December 31, 2006	2,744,706	13.52	5.5	17,874
Exercisable at December 31, 2006	1,853,293	$10.64	3.6	$16,634

The total intrinsic value of stock options exercised was $32,185, $7,781, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively. The total fair value of options vested was $2,765 for the year ended December 31, 2006.

Compensation expense related to options is being amortized straight line over the vesting period. As of December 31, 2006, there was $7,231  of total unrecognized compensation costs related to share-based payments. Further, as of December 31, 2006, 644,846 shares were not yet exercisable as a result of time-based vesting, and 360,106 shares are exercisable contingent upon meeting certain performance goals of the Company. These costs are expected to be recognized over a weighted average period of 2.2 years.

Cash received and income tax benefits recognized in net income from stock option exercises for the year ended December 31, 2006 was $8,449 and $1,042, respectively. The Company uses the tax law method to determine the ordering of available tax benefits when assessing the realization of stock based compensation deductions.

At December 31, 2006 and 2005, the Company had approximately 3,489,780 and 5,470,758 shares of common stock reserved for the exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.

Employee Stock Purchase Plan.   The Company has an employee stock purchase plan for all eligible employees. Under this plan, shares of the Company’s common stock may be purchased by employees at six-month intervals at 95.25% of the quoted market value on the day before the last day of each six-month period. During the year ended December 31, 2006, the Company delivered 14,419 shares to its employees under its employee stock purchase plan. As of December 31, 2006, 985,581 shares were reserved for future issuance under this plan.

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

During the third quarter of 2005, certain of the Company’s assets were damaged or destroyed as a result of hurricanes (the “2005 Hurricanes”) experienced in the southern region of the U.S. The Company’s losses were primarily related to units on rent, for which rental customers have elected the Company’s insurance waiver program, and damages to other company assets. The Company self-insures units under the waiver program. Based on the Company’s assessment of the damages, approximately 200 units have been either damaged or destroyed as a result of the hurricanes for which some portion of the damage was not recoverable from either the customer or through insurance. Based on the Company’s assessment of its probable loss, the Company recorded a charge of approximately $1,700 in September 2005. As noted above, during the third quarter of 2005, the Company reduced the amount of losses accrued for damage to rental units from 2004 Hurricanes by approximately $700 as a result of a final settlement with insurers. The net charge of $1,000 was recorded in other expenses.

13. Prepaid Expenses and Other Current Assets and Accrued Expenses and Other Current Liabilities

Prepaid expenses and other current assets consists of the following as of December 31:

	2006	2005
Cost in excess of billings on modular construction	$3,428	$13,311
Steps, ramps and other parts	32,336	23,431
Prepaid expenses	17,174	9,888
Prepaid expenses and other current assets	$52,938	$46,630

Accrued expenses and other current liabilities consists of the following as of December 31:

	2006	2005
Payroll and employee benefits	$14,884	$10,372
Accrued interest	12,887	13,245
Billings in excess of cost on modular construction	3,020	2,476
Other liabilities	32,930	15,014
Accrued expenses and other current liabilities	$63,721	$41,107

14. Geographic Information

Net sales by geographic area for the years ended December 31 were as follows:

	2006	2005	2004
United States	$591,152	$548,811	$468,417
Canada	71,856	42,314	29,463
All other countries (a)	17,792	1,333	45
Total revenue	$680,800	$592,458	$497,925

Long-lived assets, comprising property and equipment, rental equipment, goodwill and other intangible assets as of December 31 were as follows:

	2006	2005	2004
United States	$1,145,897	$1,101,655	$1,060,393
Canada	111,667	93,249	72,800
All other countries (a)	101,685	4,437	798
Total long-lived assets	$1,359,249	$1,199,341	$1,133,991

(a)           includes the Company’s operations in Spain and Mexico.

15. Supplemental Condensed Consolidating Financial Information

Scotsman has outstanding $450,000 of 8.5% Senior Notes due 2015. The 8.5% Notes are fully and unconditionally guaranteed on a senior unsecured basis by Williams Scotsman International and Scotsman’s 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. Willscot Equipment, LLC, a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the 8.5% Notes on a subordinated basis. These 100% owned “Guarantor Subsidiaries”, act as joint and several guarantors of the Senior Notes. Effective March 9, 2007, the Company entered into an amendment (the “Amendment”) to its Amended and Restated Credit Facility removing Williams Scotsman of Canada, Inc. (WS Canada), a 100% owned subsidiary of Scotsman, as a guarantor under the debt (see Note 16).

Accordingly, the following presents condensed consolidating financial information for Holdings, Scotsman, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, which consist of WS Europe, WS Mexico, and WS Canada as a result of the Amendment. Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. do not have any assets or operations.

	December 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$2	$316	$—	$6,177	$—	$6,495
Rental equipment, net	—	301,598	592,121	172,750	—	1,066,469
Property and equipment, net	—	80,295	—	12,697	—	92,992
Investment in subsidiaries	352,202	703,540	—	—	(1,055,742)	—
Goodwill and intangible assets	—	171,882	—	27,906	—	199,788
Other assets	—	167,704	(8,614)	63,085	—	222,175
Total assets	$352,204	$1,425,335	$583,507	$282,615	$(1,055,742)	$1,587,919
Liabilities:
Accounts payable	$—	$42,082	$—	$16,882	$—	$58,964
Revolving credit facility	—	275,018	—	21,874	—	296,892
Long-term debt	—	605,833	—	13,631	—	619,464
Deferred income taxes	(15,964)	158,769	—	12,901	—	155,706
Other liabilities	27	69,760	—	18,965	—	88,752
Total liabilities	(15,937)	1,151,462	—	84,253	—	1,219,778
Equity	368,141	273,873	583,507	198,362	(1,055,742)	368,141
Total liabilities and stockholders’ equity	$352,204	$1,425,335	$583,507	$282,615	$(1,055,742)	$1,587,919

	December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$74	$272	$—	$123	$—	$469
Rental equipment, net	—	286,997	564,923	92,709	—	944,629
Property and equipment, net	—	78,220	—	2,957	—	81,177
Investment in subsidiaries	239,111	655,420	—	—	(894,531)	—
Goodwill and intangible assets	—	171,240	—	2,295	—	173,535
Other assets	(1)	163,918	(3,720)	20,613	—	180,810
Total Assets	$239,184	$1,356,067	$561,203	$118,697	$(894,531)	$1,380,620
Liabilities:
Accounts payable	$—	$58,980	$—	$1,705	$—	$60,685
Revolving credit facility	—	364,150	—	—	—	364,150
Long-term debt	—	505,296	—	—	—	505,296
Deferred income taxes	(5,555)	136,598	—	9,977	—	141,020
Other liabilities	(2)	61,960	—	2,770	—	64,728
Total liabilities	(5,557)	1,126,984	—	14,452	—	1,135,879
Equity	244,741	229,083	561,203	104,245	(894,531)	244,741
Total liabilities and stockholders’ equity	$239,184	$1,356,067	$561,203	$118,697	$(894,531)	$1,380,620

	Year Ended December 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$513,574	$77,577	$89,649	$—	$680,800
Cost of sales and services	—	325,199	26,259	47,501	—	398,959
Gross profit	—	188,375	51,318	42,148	—	281,841
Selling, general and administrative expenses	(457)	102,313	—	13,702	—	115,558
Other depreciation and amortization	—	14,651	—	4,071	—	18,722
Interest	—	71,815	—	522	—	72,337
Loss on early extinguishment of debt	—	90	—	—	—	90
Intercompany interest and management fee	(1,401)	(61,955)	51,318	12,038	—	—
Income tax expense (benefit)	441	22,577	—	3,000	—	26,018
Equity in earnings of subsidiary	47,699	10,943	—	—	(58,642)	—
Net income (loss)	$49,116	$49,827	$—	$8,815	$(58,642)	$49,116

	Year Ended December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$475,205	$73,004	$44,249	$—	$592,458
Cost of sales and services	—	323,617	25,753	24,482	—	373,852
Gross profit	—	151,588	47,251	19,767	—	218,606
Selling, general and administrative expenses	71	91,357	—	5,540	—	96,968
Other depreciation and amortization		14,097	—	2,521	—	16,618
Interest	(6)	91,205	—	4	—	91,203
Loss on early extinguishment of debt	—	30,678	—	—	—	30,678
Intercompany interest and management fee		(47,251)	47,251	—	—	—
Income tax expense (benefit)	(19)	(10,751)	—	4,233	—	(6,537)
Equity in earnings (loss) of subsidiary	(10,278)	8,086	—	—	2,192	—
Net income (loss)	$(10,324)	$(9,661)	$—	$7,469	$2,192	$(10,324)

	Year Ended December 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(79,408)	$60,493	$31,154	$89,039	$—	$101,278
Rental equipment additions	—	(110,640)	(8,850)	(44,542)	—	(164,032)
Cash provided by (used in) other investing activities	—	50,431	(22,304)	(48,660)	—	(20,533)
Cash used in investing activities	—	(60,209)	(31,154)	(93,202)	—	(184,565)
Proceeds from debt	—	1,001,922	—	20,802	—	1,022,724
Repayments of debt	—	(990,469)	—	(9,910)	—	(1,000,379)
Proceeds from offering of common stock	—	51,526	—	—	—	51,526
Proceeds from employee stock purchases	—	274	—	—	—	274
Proceeds from employee stock options	—	8,449	—	—	—	8,449
Excess tax benefit from exercise of stock options	11,440	—	—	—	—	11,440
Payment of dividends to Williams Scotsman International	67,297	(67,297)	—	—	—	—
Deferred financing costs	—	(4,375)	—	—	—	(4,375)
Cash provided by financing activities	78,737	30	—	10,892	—	89,659
Effect of change in exchange rates	599	(271)	—	(674)	—	(346)
Net change in cash	(72)	43	—	6,055	—	6,026
Cash at beginning of period	74	273	—	122	—	469
Cash at end of period	$2	$316	$—	$6,177	$—	$6,495

	Year Ended December 31, 2005
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(70)	$29,320	$31,276	$6,989	$—	$67,515
Rental equipment additions	—	(108,100)	(3,315)	(28,400)	—	(139,815)
Cash (used in) provided by other investing activities	—	37,055	(27,961)	15,416	—	24,510
Cash used in investing activities	—	(71,045)	(31,276)	(12,984)	—	(115,305)
Proceeds from debt	—	1,473,724	—	—	—	1,473,724
Repayments of debt	—	(1,631,548)	—	—	—	(1,631,548)
Proceeds from offering of common stock	—	223,092	—	—	—	223,092
Proceeds from employee stock options	—	1,383	—	—	—	1,383
Payment of dividends to Williams Scotsman International	140	(140)	—	—	—	—
Cash (used in) provided by other financing activities	—	(19,266)	—	—	—	(19,266)
Cash provided by financing activities	140	47,245	—	—	—	47,385
Effect of change in exchange rates	—	(5,427)	—	5,362	—	(65)
Net change in cash	70	93	—	(633)	—	(470)
Cash at beginning of period	4	181	—	754	—	939
Cash at end of period	$74	$274	$—	$121	$—	$469

16. Subsequent Events

On March 9, 2007, Scotsman entered into an amendment to its Amended and Restated Credit Agreement. Under the amendment, WS Canada was released as a guarantor under the Amended and Restated Credit Agreement, and WS Canada’s pledge of its assets was terminated. In addition, the amendment provides that Scotsman’s pledge of WS Canada’s stock will be reduced to 65% from 100%. As a result of the release of WS Canada from its guarantee under the Amended and Restated Credit Agreement, its guarantee under the 8.5% Notes indenture was also released.

On March 8, 2007, the Company acquired the assets of Honolulu-based Hawaii Modular Space, Inc., and its sister company, Alaska Modular Space, Inc. for a purchase price of $42.5 million and additional payments totaling $3.0 million, subject to the acquired companies’ achieving certain financial targets. Hawaii Modular operates three branch locations across state, while Alaska Modular manages operations based in Anchorage. The purchased assets include 1,300 units consisting of mobile offices, storage containers, classrooms and custom modular buildings and the related customer base. The acquisition was financed with borrowings under the Company’s Amended and Restated Credit Agreement.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal controls over financial reporting for the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Ernst & Young LLP, the Corporation’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth below.

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

The Board of Directors and Shareholders of
Williams Scotsman International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Williams Scotsman International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Williams Scotsman International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Williams Scotsman International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Williams Scotsman International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Williams Scotsman International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 9, 2007

Item 9B.               Other Information

None

PART III

Items 10, 11, 12, 13, and 14.

The information required by items 10, 11, 12, 13, and 14 will be furnished on or prior to April 30, 2007 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections ‘Executive Compensation Report of the Compensation Committee’, ‘Audit Committee Report’ and ‘Stock Price Performance Graph’ shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)(1)       Financial Statements (1). See Index to Financial Statements at Item 8 of this Annual Report on Form 10-K.

(a)(2)       List of financial statement schedules

Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II—Valuation and Qualifying Accounts

All other financial schedules are not required under the related instructions or are appropriate and therefore have been omitted.

(a)(3)       Exhibits

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Allowance for Doubtful Accounts:
Balance at beginning of the year	$812	$606	$862
Allowance acquired through business acquisition	1,479	—	—
Provision charged to expense	4,003	3,204	2,248
Accounts receivable written-off, net of recoveries	(2,613)	(2,998)	(2,504)
Balance at end of the year	$3,681	$812	$606
Valuation Allowance For Deferred Tax Assets:
Balance at beginning of year	$2,314	$5,232	$4,802
Provision charged to expense	806	—	430
Reductions recorded as income tax benefits	(2,258)	—	—
Other reductions	—	(2,918)	—
Balance at end of year	$862	$2,314	$5,232

EXHIBITS TO FORM 10-K
WILLIAMS SCOTSMAN INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit No.	Description of Document
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

4.5	Consent Letter of Williams Scotsman International, Inc.
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

10.38

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

10.39

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

10.40

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

10.41

Second Amendment to the Amended and Restated Credit Agreement, dated as of November 10, 2006, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent and Issuing Lender. (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2006).

10.42

Williams Scotsman International, Inc. Executive Deferred Compensation Plan (the “Plan”) effective July 25, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006).

10.43

Williams Scotsman International, Inc. 2005 Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006).

10.44

Share Purchase Agreement dated August 18, 2006, among Williams Scotsman Hispania, S.L., and Mr. Francisco Augusto de Villa Molina, La Rebeldía, S.L., E.M.C. Promociones y Construcciones, S.A.,and Ms. María-Amparo de Villa Molina, shareholders of Wiron Construcciones Modulares, S.A. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K dated August 24, 2006).

10.45

Amendment to Various Credit Documents, dated as of March 9, 2007, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent and Issuing Lender.

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

Dated: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Gerard E. Holthaus	Chairman, President, Chief	March 12, 2007
Gerard E. Holthaus	Executive Officer, and Director
(principal executive officer)
/s/ Robert C. Singer	Executive Vice President, and	March 12, 2007
Robert C. Singer	Chief Financial Officer
(principal financial and
accounting officer)
/s/ James N. Alexander	Director	March 12, 2007
James N. Alexander
/s/ Michael F. Finley	Director	March 12, 2007
Michael F. Finley
/s/ Steven B. Gruber	Director	March 12, 2007
Steven B. Gruber
/s/ Stephen A. Van Oss	Director	March 12, 2007
Stephen A. Van Oss
/s/ James L. Singleton	Director	March 12, 2007
James L. Singleton
/s/ James A. Flick, Jr.	Director	March 12, 2007
James A. Flick, Jr.
/s/ Alan D. Wilson	Director	March 12, 2007
Alan D. Wilson