Form 10-Q
period 2007-03-31
WILLIAMS SCOTSMAN INTERNATIONAL INC
filed 2007-05-10
CIK 923144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 43,461,288 shares of common stock (“Common Stock”) of the Registrant were outstanding.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

INDEX

FORM 10-Q

SAFE HARBOR STATEMENT — CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the three months ended March 31, 2007 constitute forward-looking statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K as well as risks associated with:

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

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Cash	$2,129	$6,495
Trade accounts receivable, net of allowance for doubtful accounts of $3,902 in 2007 and $3,681 in 2006	92,780	120,586
Prepaid expenses and other current assets	56,714	52,938
Rental equipment, net of accumulated depreciation of $311,312 in 2007 and $302,177 in 2006	1,102,446	1,066,469
Property and equipment, net	94,805	92,992
Deferred financing costs, net	18,472	19,277
Goodwill	203,177	182,781
Other intangible assets, net	20,867	17,007
Other assets	31,712	29,374
Total assets	$1,623,102	$1,587,919

Liabilities and stockholders’ equity

Accounts payable	$50,878	$58,964
Accrued expenses	68,886	63,721
Rents billed in advance	25,306	25,031
Revolving credit facilities	314,359	296,892
Long-term debt	618,888	619,464
Deferred income taxes	161,239	155,706
Total liabilities	1,239,556	1,219,778
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 56,000,253 shares as of March 31, 2007 and 55,699,947 shares as of December 31, 2006	560	557
Additional paid-in capital	548,695	545,124
Retained earnings	111,395	100,962
Accumulated other comprehensive income	18,834	17,436
	679,484	664,079

Less treasury stock - 12,597,848 common shares in 2007 and 2006, at cost	(295,938)	(295,938)

Total stockholders’ equity	383,546	368,141

Total liabilities and stockholders’ equity	$1,623,102	$1,587,919

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands except per share amounts)

Revenues
Leasing	$80,184	$68,883
Sales:
New units	28,624	39,946
Rental equipment	10,315	10,511
Delivery and installation	30,563	34,026
Other	12,263	11,607
Total revenues	161,949	164,973

Costs of sales and services
Leasing:
Depreciation and amortization	15,724	14,190
Other direct leasing costs	15,208	15,050
Sales:
New units	22,181	32,308
Rental equipment	7,549	7,674
Delivery and installation	24,777	28,098
Other	2,555	2,272
Total costs of sales and services	87,994	99,592

Gross profit	73,955	65,381

Selling, general and administrative expenses	32,720	26,650
Other depreciation and amortization	5,402	4,246
Operating income	35,833	34,485

Interest, including amortization of deferred financing costs of $804 in 2007 and $727 in 2006	19,006	17,521

Income before income taxes	16,827	16,964
Income tax expense	6,394	6,531
Net income	$10,433	$10,433

Earnings per common share – basic	$0.24	$0.27
Earnings per common share – diluted	$0.24	$0.26

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$10,433	$10,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,930	19,163
Provision for bad debts	762	704
Deferred income tax expense	6,394	6,531
Excess tax benefit from stock-based compensation	(921)	(4,170)
Non-cash stock option compensation expense	778	487
Gain on sale of rental equipment	(2,766)	(2,837)
Decrease in net trade accounts receivable	27,590	5,087
Decrease in accounts payable and accrued expenses	(7,198)	(1,341)
Increase in prepaid expenses and other current assets	(5,075)	(5,789)
Other	(1,072)	313
Net cash provided by operating activities	50,855	28,581

Cash flows from investing activities
Rental equipment additions	(37,767)	(37,024)
Proceeds from sales of rental equipment	10,315	10,511
Purchases of property and equipment, net	(4,068)	(2,245)
Acquisitions of businesses, net of cash acquired	(42,639)	(5,123)
Net cash used in investing activities	(74,159)	(33,881)

Cash flows from financing activities
Proceeds from debt	190,350	171,874
Repayment of debt	(173,914)	(171,565)
Proceeds from exercise of stock options	1,694	2,146
Proceeds from employee stock purchase	181	93
Excess tax benefit from stock-based compensation	921	4,170
Increase in deferred financing costs	—	(5)
Net cash provided by financing activities	19,232	6,713

Net effect of change in exchange rates	(294)	(59)

Net (decrease) increase in cash	(4,366)	1,354

Cash at beginning of period	6,495	469
Cash at end of period	$2,129	$1,823
Supplemental cash flow information:
Cash paid for income taxes	$900	$—
Cash paid for interest	$7,790	$7,635

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

 (2)                              FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2007, the consolidated results of operations for the three month periods ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)                                 NEW ACCOUNTING PRONOUNCEMENT — ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  Unrecognized tax benefits were not material as of January 1, 2007.  As a result, no material adjustments were made to the income tax liability for unrecognized tax benefits upon adoption.

(4)           ACQUISITIONS

Acquisition of Hawaii Modular Space, Inc.

On March 8, 2007, the Company acquired the assets of Honolulu-based Hawaii Modular Space, Inc., and its sister company, Alaska Modular Space, Inc. (together, “Hawaii”) for a purchase price of $42,639, and potential additional payments totaling $3,000 subject to the acquired companies’ achieving certain financial targets. Hawaii Modular Space, Inc. operates three branch locations across the state of Hawaii, while Alaska Modular Space, Inc. manages operations based in Anchorage. The purchased assets include 1,300 units consisting of mobile offices, storage containers, classrooms and custom modular buildings and the related customer base. The acquisition was financed with borrowings under the Company’s Amended and Restated Credit Agreement.

The following table presents the preliminary allocation of purchase price related to the Hawaii business as of the date of acquisition.  The allocation of the purchase price is based on preliminary estimates, subject to revision, after asset values have been finalized.  Revisions to the allocation will be reported as changes to various assets and liabilities including goodwill and other intangible assets.

Current assets	$1,243

Rental equipment	19,910
Property and equipment	591
Goodwill and other intangible assets	24,839
Other non-current assets	13

Total assets acquired	46,596

Liabilities: Accounts payable and other accrued liabilities	3,957

Net assets acquired	$42,639

The Company has preliminarily estimated the fair value of Hawaii’s identifiable intangible assets as $4,650.  The preliminary allocation of identifiable intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Life

Asset class:

Customer relationships	$1,513	5 years
Non-compete agreements	1,102	2 years
Brand	2,035	5 years

	$4,650

The intangible assets are amortized using the straight-line method over estimated useful lives.  The purchase price allocation resulted in the recognition of $20,189 of goodwill.  This goodwill is a result of the value of the assembled workforce acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately.  The pro-forma results of operations assuming the acquisition occurred on January 1, 2006 would not vary significantly from reported operating results.

Acquisition of Wiron Construcciones Modulares, S.A.

On August 18, 2006, the Company acquired a 91.5% interest in Wiron Construcciones Modulares, S.A.(“Wiron”)  for approximately $53,100.  The following table provides pro forma results of operations for the three months ended March 31, 2006 as if Wiron had been acquired as of January 1, 2006. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the acquisition. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Wiron. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

Three Months Ended March 31, 2006

Revenue	$171,598

Net income	10,328

Earnings per common share – basic	$0.26
Earnings per common share – diluted	$0.25

(5)                                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

	March 31, 2007	December 31, 2006

Borrowings under revolving credit facility	$284,419	$275,018
Borrowings under revolving credit agreements in Spain	29,940	21,874
Term loan	150,000	150,000
8.5% senior notes, plus unamortized premium of $1,566 and $1,612 in 2007 and 2006, respectively	451,566	451,612
Other debt	2,374	2,968
Capital lease obligations	14,948	14,884
	$933,247	$916,356

On March 9, 2007, Scotsman entered into an amendment to its Amended and Restated Credit Agreement. Under the amendment, WS Canada was released as a guarantor under the Amended and Restated Credit Agreement, and WS Canada’s pledge of its assets was terminated. In addition, Scotsman’s pledge of WS Canada’s stock was reduced to 65% from 100%. As a result of the release of WS Canada from its guarantee under the Amended and Restated Credit Agreement, its guarantee under the 8.5% Notes indenture was also released.

The total commitment under the Amended and Restated Credit Agreement (including the term loan and revolver facility) was $650 million at March 31, 2007.  Excess availability calculated in accordance with this facility was $196,067 at March 31, 2007.  Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in rental equipment, accounts receivable, property and equipment and other assets. The credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, the Company will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  During the quarter ended March 31, 2007, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.

 (6)          STOCKHOLDERS’ EQUITY

Changes in the Company’s stockholders’ equity during the period January 1, 2007 through March 31, 2007 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance at January 1, 2007	$557	$545,124	$100,962	$17,436	$(295,938)	$368,141
Option exercises for purchase of 290,597 shares of common stock	3	1,691				1,694
Excess tax benefit of option exercises		921				921
Non-cash stock compensation expense		778				778
Issuance of stock under employee stock purchase plan		181				181
Comprehensive income:
Net income for the three months ended March 31, 2007			10,433			10,433
Foreign currency translation adjustment				1,398		1,398
Total comprehensive income						11,831
Balance at March 31, 2007	$560	$548,695	$111,395	$18,834	$(295,938)	$383,546

(7)           COMPREHENSIVE INCOME

A summary of the components of comprehensive income for the three month periods ended March 31, 2007 and 2006 is presented below.

	Three Months Ended March 31,
	2007	2006
Net income	$10,433	$10,433
Change in currency translation	1,398	(448)

Comprehensive income	$11,831	$9,985

(8)           EARNINGS PER SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods.  The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	Three months ended March 31,
	2007	2006

Weighted-average shares – basic earnings per share	43,164,059	39,361,922

Effect of employee stock options	585,447	1,445,160

Weighted-average shares – diluted earnings per share	43,749,506	40,807,082

(9)                                 INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. Because of net operating loss carryforwards, the tax authorities could examine years back to 1992 for purposes of validating the net operating loss carryforward from those years.

At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined is used in providing for income taxes on a current year-to-date basis.  The effective tax rate reflects anticipated foreign income taxes on a current year-to-date basis, and reflects anticipated foreign tax rates, capital gains rates, and other available tax-planning alternatives.  It also includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year.  Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

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

(11)                          SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Scotsman has outstanding $450,000 of 8.5% Senior Notes due 2015. The 8.5% Notes are fully and unconditionally guaranteed on a senior unsecured basis by Williams Scotsman International and Scotsman’s 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. Willscot Equipment, LLC, a 100% owned subsidiary of Scotsman, has fully and unconditionally guaranteed the 8.5% Notes on a subordinated basis. These 100% owned “Guarantor Subsidiaries”, act as joint and several guarantors of the Senior Notes. Effective March 9, 2007, the Company entered into an amendment to its Amended and Restated Credit Facility removing Williams Scotsman of Canada, Inc. (WS Canada), a 100% owned subsidiary of Scotsman, as a guarantor under the debt (see Note 5).

Accordingly, the following presents condensed consolidating financial information for Holdings, Scotsman, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, which consist of WS Europe, WS Mexico, and WS Canada. Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. do not have any assets or operations.

	March 31, 2007
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$4	$280	$—	$1,845	$—	$2,129
Rental equipment, net	—	302,080	616,865	183,501	—	1,102,446
Property and equipment, net	—	81,839	—	12,966	—	94,805
Investment in subsidiaries	367,344	725,549	—	—	(1,092,893)	—
Goodwill and intangible assets	—	196,644	—	27,400	—	224,044
Other assets	—	147,203	(8,133)	60,608	—	199,678
Total assets	$367,348	$1,453,595	$608,732	$286,320	$(1,092,893)	$1,623,102

Liabilities:
Accounts payable	$—	$34,450	$—	$16,428	$—	$50,878
Revolving credit facilities	—	284,419	—	29,940	—	314,359
Long-term debt	—	606,038	—	12,850	—	618,888
Deferred income taxes	(16,615)	162,375	—	15,479	—	161,239
Other liabilities	417	78,619	—	15,156	—	94,192
Total liabilities	(16,198)	1,165,901	—	89,853	—	1,239,556

Equity	383,546	287,694	608,732	196,467	(1,092,893)	383,546
Total liabilities and stockholders’ equity	$367,348	$1,453,595	$608,732	$286,320	$(1,092,893)	$1,623,102

	December 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$2	$316	$—	$6,177	$—	$6,495
Rental equipment, net	—	301,598	592,121	172,750	—	1,066,469
Property and equipment, net	—	80,295	—	12,697	—	92,992
Investment in subsidiaries	352,202	703,540	—	—	(1,055,742)	—
Goodwill and intangible assets	—	171,882	—	27,906	—	199,788
Other assets	—	167,704	(8,614)	63,085	—	222,175
Total assets	$352,204	$1,425,335	$583,507	$282,615	$(1,055,742)	$1,587,919

Liabilities:
Accounts payable	$—	$42,082	$—	$16,882	$—	$58,964
Revolving credit facilities	—	275,018	—	21,874	—	296,892
Long-term debt	—	605,833	—	13,631	—	619,464
Deferred income taxes	(15,964)	158,769	—	12,901	—	155,706
Other liabilities	27	69,760	—	18,965	—	88,752
Total liabilities	(15,937)	1,151,462	—	84,253	—	1,219,778

Equity	368,141	273,873	583,507	198,362	(1,055,742)	368,141
Total liabilities and stockholders’ equity	$352,204	$1,425,335	$583,507	$282,615	$(1,055,742)	$1,587,919

	Three Months Ended March 31, 2007
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$111,019	$20,133	$30,797	$—	$161,949
Cost of sales and services	—	66,357	6,638	14,999	—	87,994
Gross profit	—	44,662	13,495	15,798	—	73,955

Selling, general and administrative expenses	158	27,306	—	5,256	—	32,720
Other depreciation and amortization	—	3,933	—	1,469	—	5,402
Interest	—	18,279	—	727	—	19,006
Intercompany interest and management fee	(930)	(13,495)	13,495	930	—	—
Income tax expense	270	3,606	—	2,518	—	6,394

Equity in earnings of subsidiary	9,931	5,581	—	—	(15,512)	—

Net income	$10,433	$10,614	$—	$4,898	$(15,512)	$10,433

	Three Months Ended March 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$132,320	$19,014	$13,639	$—	$164,973
Cost of sales and services	—	87,083	6,519	5,990	—	99,592
Gross profit	—	45,237	12,495	7,649	—	65,381

Selling, general and administrative expenses	43	24,846	—	1,761	—	26,650
Other depreciation and amortization	—	3,610	—	636	—	4,246
Interest	—	17,521	—	—	—	17,521
Loss on early extinguishment of debt	—	—	—	—	—	—
Intercompany interest and management fee	—	(12,495)	12,495	—	—	—
Income tax expense (benefit)	(16)	4,649	—	1,898	—	6,531

Equity in earnings of subsidiary	10,460	3,526	—	—	(13,986)	—

Net income	$10,433	$10,632	$—	$3,354	$(13,986)	$10,433

	Three Months Ended March 31, 2007
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(1,513)	$44,679	$6,156	$1,533	$—	$50,855

Rental equipment additions	—	(24,441)	(31,382)	(13,326)	31,382	(37,767)
Cash provided by (used in) other investing activities	—	(31,106)	25,226	870	(31,382)	(36,392)
Cash used in investing activities	—	(55,547)	(6,156)	(12,456)	—	(74,159)

Proceeds from debt	—	176,788	—	13,562	—	190,350
Repayments of debt	—	(167,136)	—	(6,778)	—	(173,914)
Proceeds from employee stock purchases	—	181	—	—	—	181
Proceeds from employee stock options	—	1,694	—	—	—	1,694
Excess tax benefit from exercise of stock options	921	—	—	—	—	921
Payment of dividends to Williams Scotsman International	636	(636)	—	—	—	—
Cash provided by financing activities	1,557	10,891	—	6,784	—	19,232

Effect of change in exchange rates	(42)	(59)	—	(193)	—	(294)
Net change in cash	2	(36)	—	(4,332)	—	(4,366)
Cash at beginning of period	2	316	—	6,177	—	6,495

Cash at end of period	$4	$280	$—	$1,845	$—	$2,129

	Three Months Ended March 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(4,978)	$11,651	$7,910	$13,998	$—	$28,581

Rental equipment additions	—	(28,131)	(14,745)	(8,893)	14,745	(37,024)
Cash provided by (used in) other investing activities	—	14,612	6,835	(3,559)	(14,745)	3,143
Cash used in investing activities	—	(13,519)	(7,910)	(12,452)	—	(33,881)

Proceeds from debt	—	171,874	—	—	—	171,874
Repayments of debt	—	(171,565)	—	—	—	(171,565)
Proceeds from employee stock purchases	—	—	—	—	—	—
Proceeds from employee stock options	765	1,474	—	—	—	2,239
Excess tax benefit from exercise of stock options	4,170	—	—	—	—	4,170
Payment of dividends to Williams Scotsman International	—	—	—	—	—	—
Deferred financing costs	—	(5)	—	—	—	(5)
Cash provided by financing activities	4,935	1,778	—	—	—	6,713

Effect of change in exchange rates	—	(33)	—	(26)	—	(59)
Net change in cash	(43)	(123)		1,520	—	1,354
Cash at beginning of period	74	273	—	122	—	469

Cash at end of period	$31	$150	$—	$1,642	$—	$1,823

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report.  The terms “Company,” “we,” “our,” and “us” refer to Williams Scotsman International, Inc. (Holdings) and its subsidiaries.  “Scotsman” refers to Williams Scotsman, Inc. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2006 under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in that report.  See the Safe Harbor Statement at the beginning of this report.

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

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies are described in Note 1 to our consolidated financial statements, both in our Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  No material adjustments were made to the income tax liability for unrecognized tax benefits upon adoption.

Overview of Financial Results

Revenues for the three months ended March 31, 2007 were $161.9 million, which represents a 1.8% decrease from $165.0 million in the comparable period of 2006.  Gross profit was $74.0 million and $65.4 million for the three months ended March 31, 2007 and 2006, respectively.  Net income for the three months ended March 31, 2007 was $10.4 million, no change from the comparable period of 2006.

On March 8, 2007, we acquired the assets of Honolulu-based Hawaii Modular Space, Inc., and its sister company, Alaska Modular Space, Inc. (together, “Hawaii”) for a purchase price of $42.6 million, and potential additional payments totaling $3.0 million subject to the acquired companies’ achieving certain financial targets.  Hawaii Modular Space, Inc. operates three branch locations across the state of Hawaii, while Alaska Modular Space, Inc. manages operations based in Anchorage. The purchased assets include 1,300 units consisting of mobile offices, storage containers, classrooms and custom modular buildings and the related customer base. The acquisition was financed with borrowings under our credit facility.

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

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006.

Revenues in the quarter ended March 31, 2007 were $161.9 million; a $3.1 million or 1.8 % decrease from revenues of $165.0 million in the comparable period of 2006.  The decrease resulted from a $11.3 million or 16.4% increase in leasing revenue, a $11.3 million or 28.3% decrease in sales of new units from the same period in 2006, a $3.5 million or 10.2% decrease in delivery and installation revenues,  a $0.7 million or 5.7% increase in other revenue, and a $0.2 million or 1.9% decrease in sales of rental equipment. Leasing revenues increased 16.4% to $80.2 million from $68.9 million in the prior year quarter driven primarily by a 9.8% increase in our North American operations resulting from an increase in average units on rent in North America of approximately 1,400 units and an increase in the average rental rate of $24 to $306 from $282 for the quarter ended March 31, 2006.  The increase in units on rent is attributable to continued business opportunities from the North American regions including the Canadian oil and gas sector and continued demand for our portable storage product.  The average rental rate of the North American modular equipment fleet increased $32 from $332 to $364 for the quarter.  Utilization of our North American lease fleet declined 1.6 percentage points to 80% from 82% in the prior year quarter.  Utilization of our North American modular equipment fleet, which represents 94% of the value of our total fleet, decreased 0.9 percentage points to 82% from the prior year quarter primarily related to excess idle classroom product.  The remaining increase in leasing revenue was driven by the Company’s European subsidiary, Wiron, acquired in the third quarter of 2006. The 28.3% decrease in sales of new units is primarily attributable to a large military project in the first quarter of 2006, partially offset by an increase in sales in the oil and gas sector as well as contributions from the Wiron acquisition.   The decrease in delivery and installation revenue of $3.5 million or 10.2% is largely due to the decrease in sales activity as compared to the same period of 2006 described above, partially offset by revenue attributable to Wiron. The increase in other revenue of 5.7% was primarily due to increased revenue from steps, ramps and other ancillary products related to the increased leasing activity.

Gross profit for the quarter ended March 31, 2007 was $74.0 million; a $8.6 million or 13.1% increase from the first quarter of 2006.  Leasing gross profit margin increased $9.6 million or 24.2% from the same period in 2006, and leasing gross profit margin percentage increased 3.9 percentage points from the prior year period. The increases were the result of the increased leasing revenues of 16.4% described above, partially offset by a 5.8% increase in direct leasing costs primarily attributable to increased depreciation expense related to the growth in fleet during the period and acquisition activities.  New unit sales gross margin decreased $1.2 million or 15.6% primarily due to the decreases in sales described above.  Gross profit margin percentage related to new unit sales increased 3.4 percentage points primarily due to the mix of new units sold as compared to the same period of 2006, primarily related to the large U.S. military contract in 2006 discussed above.  Delivery and installation gross margin decreased $0.1 million for the three months ended March 31, 2007 while the gross profit margin percentage increased 1.5 percentage points.  Gross profit margin from sales of rental units decreased $0.1 million or 2.5% and gross profit margin percentage from sales of rental units decreased by 0.2 percentage points.  Gross profit margin from other revenues increased $0.4 million and gross profit margin percentage from other revenues decreased 1.3 percentage points from the prior period.

Selling, general and administrative expenses for the quarter ended March 31, 2007 increased by approximately $6.1 million or 22.8% to $32.7 million from $26.7 million in the same period of 2006.  This increase is primarily associated with increased employee, facility and professional costs to support growth of our revenues and additional costs in Europe of approximately $2.9 million.

Interest expense increased by 8.5% to $19.0 million in the first quarter of 2007 from $17.5 million in the same period in 2006.  This increase is primarily a result of our average total debt increasing $44.7 million or 5.1% while the effective interest rate on our total debt increased approximately 24 basis points over the same period of 2006.

For the quarters ended March 31, 2007 and 2006, income tax expense was $6.4 million and $6.5 million respectively.  Our effective tax rate for the quarters ended March 31, 2007 and 2006 was approximately 38.0% and 38.5% respectively.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2007, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.

Liquidity and Capital Resources

During the three months ended March 31, 2007 and 2006, cash flow from operating activities was $50.9 million and $28.6 million, respectively.  The $22.3 million increase in operating cash flows from the prior year is primarily the result of a decrease in accounts receivable, primarily due to timing of collection of receivables and billings.

Cash used in investing activities was $74.2 million and $33.9 million for the three months ended March 31, 2007 and 2006, respectively.  Our primary capital expenditures are for the discretionary purchase of new units for our lease fleet and betterments to the fleet.  Capital expenditures related to our lease fleet increased $0.7 million from the prior period. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.  In March 2007, we acquired Honolulu-based Hawaii Modular Space, Inc., and its sister company, Alaska Modular Space, Inc. for $42.6 million, as discussed previously.   In February 2006, we acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company, for $5.1 million.

Net cash provided by financing activities of $19.2 million for the three month period ended March 31, 2007 consisted primarily of $16.4 million of net borrowings under our credit facility to fund the acquisition of Hawaii Modular Space, Inc., offset by the reduction in accounts receivable discussed above.   Net cash provided by financing activities of $6.7 million for the three month period ended March 31, 2006 consisted primarily of $4.2 million of excess tax benefits from stock-based payment arrangements and $2.2 million in proceeds from exercises of stock options.

At March 31, 2007, we had outstanding $450 million of 8.5% Notes due in 2015 (the 8.5% Notes).  In addition, we had $150.0 million in term loans and $284.4 million in revolving credit facility debt under our Amended and Restated Credit Facility.  Our total Amended and Restated Credit Facility (including the term loan and revolver commitment) was $650 million at March 31, 2007.  Excess availability calculated in accordance with this facility was $196.1 million at March 31, 2007.  Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. Our credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  During the quarter ended March 31, 2007, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.  For a description of the 8.5% Notes and the Amended and Restated Credit Facility, see Note 6 of the Notes to Audited Consolidated Financial Statements in our December 31, 2006 Annual Report on Form 10-K.

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

On March 9, 2007, Scotsman entered into an amendment to its Amended and Restated Credit Agreement.  Under the amendment, WS Canada was released as a guarantor under the Amended and Restated Credit Agreement, and WS Canada’s pledge of its assets was terminated.  In addition, Scotsman’s pledge of WS Canada’s stock was reduced to 65% from 100%.  As a result of the release of WS Canada from its guarantee under the Amended and Restated Credit Agreement, its guarantee under the 8.5% Notes indenture was also released.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006.  Our exposure to market risk has not changed materially since December 31, 2006.

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

PART II — OTHER INFORMATION

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

Dated: May 10, 2007