Form 10-Q
period 2007-06-30
WILLIAMS SCOTSMAN INTERNATIONAL INC
filed 2007-08-08
CIK 923144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 43,705,966 shares of common stock (“Common Stock”) of the Registrant were outstanding.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

INDEX

FORM 10-Q

SAFE HARBOR STATEMENT — CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the quarter ended June 30, 2007 constitute forward-looking statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K as well as risks associated with:

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

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.  AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Cash	$1,995	$6,495
Trade accounts receivable, net of allowance for doubtful accounts of $3,657 in 2007 and $3,681 in 2006	125,816	120,586
Prepaid expenses and other current assets	69,285	52,938
Rental equipment, net of accumulated depreciation of $321,673 in 2007 and $302,177 in 2006	1,147,523	1,066,469
Property and equipment, net	97,432	92,992
Deferred financing costs, net	17,671	19,277
Goodwill	205,301	182,781
Other intangible assets, net	19,810	17,007
Other assets	36,080	29,374
Total assets	$1,720,913	$1,587,919

Liabilities and stockholders’ equity

Accounts payable	$72,455	$58,964
Accrued expenses	64,877	63,721
Rents billed in advance	24,598	25,031
Revolving credit facilities	357,111	296,892
Long-term debt	617,902	619,464
Deferred income taxes	170,701	155,706
Total liabilities	1,307,644	1,219,778
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 200,000,000 shares; issued 56,232,421 shares as of June 30, 2007 and 55,699,947 shares as of December 31, 2006	562	557
Additional paid-in capital	552,255	545,124
Retained earnings	126,036	100,962
Accumulated other comprehensive income	30,354	17,436
	709,207	664,079

Less treasury stock - 12,597,848 common shares in 2007 and 2006, at cost	(295,938)	(295,938)

Total stockholders’ equity	413,269	368,141

Total liabilities and stockholders’ equity	$1,720,913	$1,587,919

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands except per share amounts)

Revenues
Leasing	$82,859	$70,174	$163,043	$139,057
Sales:
New units	49,401	26,796	78,025	66,742
Rental equipment	14,614	14,564	24,929	25,075
Delivery and installation	43,162	34,914	73,725	68,940
Other	13,690	12,661	25,953	24,268
Total revenues	203,726	159,109	365,675	324,082

Costs of sales and services
Leasing:
Depreciation and amortization	16,426	14,036	32,150	28,226
Other direct leasing costs	17,367	16,078	32,575	31,128
Sales:
New units	40,449	20,333	62,630	52,641
Rental equipment	10,190	10,391	17,739	18,065
Delivery and installation	34,534	27,990	59,311	56,088
Other	2,937	2,390	5,492	4,662
Total costs of sales and services	121,903	91,218	209,897	190,810

Gross profit	81,823	67,891	155,778	133,272

Selling, general and administrative expenses	32,956	26,856	65,676	53,506
Other depreciation and amortization	5,774	4,372	11,176	8,618
Operating income	43,093	36,663	78,926	71,148

Interest, including amortization of deferred financing costs	19,001	17,824	38,007	35,345

Income before income taxes	24,092	18,839	40,919	35,803
Income tax expense	9,451	7,257	15,845	13,788
Net income	$14,641	$11,582	$25,074	$22,015

Earnings per common share—basic	$0.34	$0.28	$0.58	$0.54
Earnings per common share—diluted	$0.33	$0.27	$0.57	$0.53

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$25,074	$22,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,935	38,367
Provision for bad debts	1,074	1,598
Deferred income tax expense	15,345	13,788
Excess tax benefit from stock-based compensation	(1,690)	(9,563)
Non-cash stock option compensation expense	1,358	691
Gain on sale of rental equipment	(7,190)	(7,010)
Loss (gain) on sale of fixed assets	20	(183)
(Increase) decrease in trade accounts receivable	(4,212)	3,629
Increase (decrease) in accounts payable and accrued expenses	8,416	(13,757)
Increase in prepaid expenses and other current assets	(18,705)	(13,318)
Other	(5,203)	(2,898)
Net cash provided by operating activities	59,222	33,359

Cash flows from investing activities
Rental equipment additions	(98,519)	(78,894)
Proceeds from sales of rental equipment	24,929	25,075
Purchases of property and equipment, net	(9,148)	(6,239)
Acquisitions of businesses, net of cash acquired	(43,755)	(5,123)
Net cash used in investing activities	(126,493)	(65,181)

Cash flows from financing activities
Proceeds from debt	397,796	581,344
Repayment of debt	(339,995)	(610,447)
Proceeds from public offering of common stock	—	51,661
Proceeds from employee stock purchases	181	93
Proceeds from exercise of stock options	3,907	6,920
Excess tax benefit from exercise of stock options	1,690	9,563
Increase in deferred financing costs	—	(4,167)
Net cash provided by financing activities	63,579	34,967

Net effect of change in exchange rates	(808)	(187)

Net (decrease) increase in cash	(4,500)	2,958

Cash at beginning of period	6,495	469
Cash at end of period	$1,995	$3,427
Supplemental cash flow information:
Cash paid for income taxes	$1,150	$—
Cash paid for interest	$36,352	$32,609

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)                                 ORGANIZATION, BASIS OF PRESENTATION, AND RECENT EVENTS

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

On July 18, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Ristretto Group S.a.r.l., a Luxembourg Company (“Ristretto”), Ristretto Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ristretto (“Merger Sub”), and Ristretto Holdings SCA, a Luxembourg company, as guarantor (“Ristretto Holdings”).  The Merger agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”).  As a result of the Merger, the Company will become a wholly-owned subsidiary of Ristretto and each outstanding share of the Company’s common stock (other than dissenting shares) will be converted into the right to receive $28.25 in cash, without interest.

Consummation of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and the expiration of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended.  The obligation of Ristretto to consummate the merger is not conditioned on its obtaining financing.  The Merger Agreement provides for a “go-shop” period through August 17, 2007 during which the Company may actively solicit and negotiate Company Acquisition Proposals (as defined in the Merger Agreement).

The Merger Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

 (2)                              FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2007, the consolidated results of operations for the three and six month periods ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)                                 NEW ACCOUNTING PRONOUNCEMENT—ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

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

(4)           ACQUISITIONS

Acquisition of Hawaii Modular Space, Inc.

On March 8, 2007, the Company acquired the assets of Honolulu-based Hawaii Modular Space, Inc., and its sister company, Alaska Modular Space, Inc. (together, “Hawaii”) for a purchase price of $43,755, and potential additional payments totaling $3,000 subject to the acquired companies’ achieving certain financial targets. Hawaii Modular Space, Inc. operates three branch locations across the state of Hawaii, while Alaska Modular Space, Inc. manages operations based in Anchorage. The purchased assets include 1,300 units consisting of mobile offices, storage containers, classrooms and custom modular buildings and the related customer base. The acquisition was financed with borrowings under the Company’s Amended and Restated Credit Agreement.

The allocation of the purchase price is based on preliminary estimates, subject to revision, after asset values have been finalized.  Any further revisions to the allocation will be reported as changes to various assets and liabilities including goodwill and other intangible assets.

Current assets	$876

Rental equipment	19,734
Property and equipment	591
Goodwill and other intangible assets	26,499
Other non-current assets	13

Total assets acquired	47,713

Liabilities: Accounts payable and other accrued liabilities	3,958

Net assets acquired	$43,755

The Company has preliminarily estimated the fair value of Hawaii’s identifiable intangible assets as $4,650.  The preliminary allocation of identifiable intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Life
Asset class:

Customer relationships	$1,513	5 years
Non-compete agreements	1,102	2 years
Brand	2,035	5 years

	$4,650

The intangible assets are amortized using the straight-line method over estimated useful lives.  The purchase price allocation resulted in the recognition of $21,849 of goodwill.  This goodwill is a result of the value of the assembled workforce acquired and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately.  The pro-forma results of operations assuming the acquisition occurred on January 1, 2006 would not vary significantly from reported operating results.

Acquisition of Wiron Construcciones Modulares, S.A.

On August 18, 2006, the Company acquired the remaining 91.5% interest in Wiron Construcciones Modulares, S.A.(“Wiron”)  for approximately $53,100.  With its acquisition of an 8.5% minority interest in July 2004, the Company now owns 100% of the share capital of Wiron. The following table provides pro forma results of operations for the three and six months ended June 30, 2006 as if Wiron had been acquired as of January 1, 2006. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the acquisition. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Wiron. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revenue	$165,734	$337,332

Net income	11,477	21,805

Earnings per common share—basic	$0.28	$0.54
Earnings per common share—diluted	$0.27	$0.52

(5)                                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

	June 30, 2007	December 31, 2006

Borrowings under revolving credit facility	$319,725	$275,018
Borrowings under revolving credit agreements in Spain	37,386	21,874
Term loan	150,000	150,000
8.5% senior notes, plus unamortized premium of $1,520 and $1,612 in 2007 and 2006, respectively	451,520	451,612
Other debt	1,972	2,968
Capital lease obligations	14,410	14,884
	$975,013	$916,356

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

The total commitment under the Amended and Restated Credit Agreement (including the term loan and revolver facility) was $650 million at June 30, 2007.  Excess availability calculated in accordance with this facility was $161,201 at June 30, 2007.  Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in rental equipment, accounts receivable, property and equipment and other assets. The credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, the Company will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  During the quarter ended June 30, 2007, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.

 (6)          STOCKHOLDERS’ EQUITY

Changes in the Company’s stockholders’ equity during the period January 1, 2007 through June 30, 2007 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance at January 1, 2007	$557	$545,124	$100,962	$17,436	$(295,938)	$368,141
Option exercises for purchase of 522,765 shares of common stock	5	3,902				3,907
Excess tax benefit of option exercises		1,690				1,690
Non-cash stock compensation expense		1,358				1,358
Issuance of stock under employee stock purchase plan		181				181
Comprehensive income:
Net income for the six months ended June 30, 2007			25,074			25,074
Foreign currency translation adjustment				12,918		12,918
Total comprehensive income						37,992
Balance at June 30, 2007	$562	$552,255	$126,036	$30,354	$(295,938)	$413,269

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

(7)           COMPREHENSIVE INCOME

A summary of the components of comprehensive income for the three and six month periods ended June 30, 2007 and 2006 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$14,641	$11,582	$25,074	$22,015
Change in currency translation	11,520	4,515	12,918	4,067

Comprehensive income	$26,161	$16,097	$37,992	$26,082

(8)           EARNINGS PER SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods.  The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted-average shares—basic earnings per share	43,514,463	41,487,015	43,340,229	40,737,273

Effect of employee stock options	497,081	902,343	541,264	1,178,807

Weighted-average shares—diluted earnings per share	44,011,544	42,389,358	43,881,493	41,916,080

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

	June 30, 2007
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$7	$381	$—	$1,607	$—	$1,995
Rental equipment, net	—	309,510	628,221	209,792	—	1,147,523
Property and equipment, net	—	82,847	—	14,585	—	97,432
Investment in subsidiaries	396,208	760,386	—	—	(1,156,594)	—
Goodwill and intangible assets	—	198,076	—	27,035	—	225,111
Other assets	—	179,497	(3,214)	72,569	—	248,852
Total assets	$396,215	$1,530,697	$625,007	$325,588	$(1,156,594)	$1,720,913

Liabilities:
Accounts payable	$—	$48,654	$—	$23,801	$—	$72,455
Revolving credit facilities	—	319,725	—	37,386	—	357,111
Long-term debt	—	606,112	—	11,790	—	617,902
Deferred income taxes	(17,075)	168,394	—	19,382	—	170,701
Other liabilities	21	72,633	—	16,821	—	89,475
Total liabilities	(17,054)	1,215,518	—	109,180	—	1,307,644

Equity	413,269	315,179	625,007	216,408	(1,156,594)	413,269
Total liabilities and stockholders’ equity	$396,215	$1,530,697	$625,007	$325,588	$(1,156,594)	$1,720,913

	December 31, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Cash	$2	$316	$—	$6,177	$—	$6,495
Rental equipment, net	—	301,598	592,121	172,750	—	1,066,469
Property and equipment, net	—	80,295	—	12,697	—	92,992
Investment in subsidiaries	352,202	703,540	—	—	(1,055,742)	—
Goodwill and intangible assets	—	171,882	—	27,906	—	199,788
Other assets	—	167,704	(8,614)	63,085	—	222,175
Total assets	$352,204	$1,425,335	$583,507	$282,615	$(1,055,742)	$1,587,919

Liabilities:
Accounts payable	$—	$42,082	$—	$16,882	$—	$58,964
Revolving credit facilities	—	275,018	—	21,874	—	296,892
Long-term debt	—	605,833	—	13,631	—	619,464
Deferred income taxes	(15,964)	158,769	—	12,901	—	155,706
Other liabilities	27	69,760	—	18,965	—	88,752
Total liabilities	(15,937)	1,151,462	—	84,253	—	1,219,778

Equity	368,141	273,873	583,507	198,362	(1,055,742)	368,141
Total liabilities and stockholders’ equity	$352,204	$1,425,335	$583,507	$282,615	$(1,055,742)	$1,587,919

	Six Months Ended June 30, 2007
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$262,669	$40,937	$62,069	$—	$365,675
Cost of sales and services	—	166,098	13,498	30,301	—	209,897
Gross profit	—	96,571	27,439	31,768	—	155,778

Selling, general and administrative expenses	87	54,243	—	11,346	—	65,676
Other depreciation and amortization	—	8,281	—	2,895	—	11,176
Interest	—	36,818	—	1,189	—	38,007
Intercompany interest and management fee	(1,741)	(27,439)	27,439	1,741	—	—
Income tax expense	875	10,125	—	4,845	—	15,845

Equity in earnings of subsidiary	24,295	10,610	—	—	(34,905)	—

Net income	$25,074	$25,153	$—	$9,752	$(34,905)	$25,074

	Six Months Ended June 30, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$—	$255,477	$38,324	$30,281	$—	$324,082
Cost of sales and services	—	162,982	13,095	14,733	—	190,810
Gross profit	—	92,495	25,229	15,548	—	133,272

Selling, general and administrative expenses	82	49,519	—	3,905	—	53,506
Other depreciation and amortization	—	7,267	—	1,351	—	8,618
Interest	(8)	35,353	—	—	—	35,345
Intercompany interest and management fee	—	(25,229)	25,229	—	—	—
Income tax expense	(29)	10,154	—	3,663	—	13,788

Equity in earnings of subsidiary	22,060	6,803	—	—	(28,863)	—

Net income	$22,015	$22,234	$—	$6,629	$(28,863)	$22,015

	Six Months Ended June 30, 2007
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(2,454)	$38,806	$8,097	$14,773	$—	$59,222

Rental equipment additions	—	(65,822)	(49,597)	(32,697)	49,597	(98,519)
Cash provided by (used in) other investing activities	—	(21,187)	41,500	1,310	(49,597)	(27,974)
Cash used in investing activities	—	(87,009)	(8,097)	(31,387)	—	(126,493)

Proceeds from debt	—	370,763	—	27,033	—	397,796
Repayments of debt	—	(325,687)	—	(14,308)	—	(339,995)
Proceeds from employee stock purchases	—	181	—	—	—	181
Proceeds from employee stock options	—	3,907	—	—	—	3,907
Excess tax benefit from exercise of stock options	1,690	—	—	—	—	1,690
Payment of dividends to Williams Scotsman International	703	(703)	—	—	—	—
Cash provided by financing activities	2,393	48,461	—	12,725	—	63,579

Effect of change in exchange rates	66	(193)	—	(681)	—	(808)
Net change in cash	5	65	—	(4,570)	—	(4,500)
Cash at beginning of period	2	316	—	6,177	—	6,495

Cash at end of period	$7	$381	$—	$1,607	$—	$1,995

	Six Months Ended June 30, 2006
	Parent	Williams Scotsman, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$(9,670)	$1,210	$15,326	$26,493	$—	$33,359

Rental equipment additions	—	(58,366)	(26,921)	(20,528)	26,921	(78,894)
Cash provided by (used in) other investing activities	—	30,685	11,595	(1,646)	(26,921)	13,713
Cash used in investing activities		(27,681)	(15,326)	(22,174)	—	(65,181)

Proceeds from debt	—	581,344	—	—	—	581,344
Repayments of debt	—	(610,447)	—	—	—	(610,447)
Proceeds from offering of common stock	—	51,661	—	—	—	51,661
Proceeds from employee stock purchases	—	93	—	—	—	93
Proceeds from employee stock options	—	6,920	—	—	—	6,920
Excess tax benefit from exercise of stock options	9,563	—	—	—	—	9,563
Payment of dividends to Williams Scotsman International	50	(50)	—	—	—	—
Deferred financing costs	—	(4,167)	—	—	—	(4,167)
Cash provided by financing activities	9,613	25,354	—	—	—	34,967

Effect of change in exchange rates	25	(64)	—	(148)	—	(187)
Net change in cash	(32)	(1,181)	—	4,171	—	2,958
Cash at beginning of period	74	273	—	122	—	469

Cash at end of period	$42	$(908)	$—	$4,293	$—	$3,427

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

Overview of Financial Results

Revenues for the three months ended June 30, 2007 were $203.7 million, which represents an 28.0% increase from $159.1 million in the comparable period of 2006. Gross profit was $81.8 and $67.9 million for the three months ended June 30, 2007 and 2006, respectively. Net income for the three months ended June 30, 2007 was $14.6 million, an increase of $3.0 million from $11.6 million in the comparable period of 2006. Revenues for the six months ended June 30, 2007 were $365.7 million, which represents a 12.8% increase from $324.1 million in the comparable period of 2006.  Gross profit was $155.8 million and $133.3 million for the six months ended June 30, 2007 and 2006, respectively.  Net income for the six months ended June 30, 2007 was $25.1 million, an increase of $3.1 million from $22.0 million in the comparable period of 2006.

On March 8, 2007, we acquired the assets of Honolulu-based Hawaii Modular Space, Inc., and its sister company, Alaska Modular Space, Inc. (together, “Hawaii”) for a purchase price of $43.8 million, and potential additional payments totaling $3.0 million subject to the acquired companies’ achieving certain financial targets.  Hawaii Modular Space, Inc. operates three branch locations across the state of Hawaii, while Alaska Modular Space, Inc. manages operations based in Anchorage. The purchased assets include 1,300 units consisting of mobile offices, storage containers, classrooms and custom modular buildings and the related customer base. The acquisition was financed with borrowings under our credit facility.

On August 18, 2006, we completed our acquisition of Wiron Construcciones Modulares, S.A. (“Wiron”).  Wiron is headquartered in Parla, Spain and is one of the largest modular space providers in Spain with 14 branch locations at acquisition. Wiron both manufactures and leases mobile offices and had a lease fleet at acquisition of approximately 14,000 units.  With our acquisition in July 2004 of an 8.5% minority interest for approximately $4.7 million, we now own 100% of the share capital of Wiron.  The transaction was accounted for under the purchase method of accounting with a purchase price of $53.1 million, including acquisition costs. The acquisition was primarily financed with borrowings under our credit facility.

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

Proposed Merger

On July 18, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Ristretto Group S.a.r.l., a Luxembourg Company (“Ristretto”), Ristretto Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ristretto (“Merger Sub”), and Ristretto Holdings SCA, a Luxembourg company, as guarantor (“Ristretto Holdings”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into Williams Scotsman International, with Williams Scotsman International as the surviving corporation of the merger (the “Merger”).  As a result of the Merger, we will become a wholly-owned subsidiary of Ristretto and each outstanding share of our common stock (other than dissenting shares) will be converted into the right to receive $28.25 in cash, without interest.

Consummation of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by our stockholders and the expiration of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended.  The obligation of Ristretto to consummate the merger is not conditioned on its obtaining financing.  The Merger Agreement provides for a “go-shop” period through August 17, 2007 during which we may actively solicit and negotiate Company Acquisition Proposals (as defined in the Merger Agreement).

The Merger Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006.

Revenues in the quarter ended June 30, 2007 were $203.7 million; a $44.6 million or 28% increase from revenues of $159.1 million in the comparable period of 2006.  The increase resulted from a $12.7 million or 18.1% increase in leasing revenue, a $22.6 million or 84.4% increase in sales of new units from the same period in 2006, a $8.2 million or 23.6% increase in delivery and installation revenues, a $1.0 million or 8.1% increase in other revenue, and a $0.1 million or 0.3% increase in sales of rental equipment. Leasing revenues increased 18.1% to $82.9 million from $70.2 million in the prior year quarter driven primarily by a 10.6% increase in our North American operations resulting from an increase in average units on rent in North America of approximately 1,700 units and an increase in the average rental rate of $22 to $309 from $287 for the quarter ended June 30, 2006.  The increase in units on rent is attributable to continued business opportunities from the North American regions including the Canadian oil and gas sector, additional contribution from the Hawaii acquisition, and continued demand for our portable storage products.  The average rental rate of the North American modular equipment fleet increased $31 from $337 to $368 for the quarter, primarily as a result of rental rate increases during 2006 and 2007.  Utilization of our North American lease fleet declined 1.8 percentage points to 80% from 82% in the prior year quarter primarily related to excess idle classroom product, as well as continued expansion of our storage product fleet.  The remaining increase in leasing revenue was driven by the Company’s European subsidiary, Wiron, acquired in the third quarter of 2006. The 84.4% increase in sales of new units is primarily attributable to increased activity in the education and military sectors, as well as contributions from the Wiron acquisition.   The increase in delivery and installation revenue of $8.2 million or 23.6% is largely due to the increase in sales activity as compared to the same period of 2006 described above. The increase in other revenue of 8.1% was primarily due to increased revenue from Europe, as well as from steps, ramps and other ancillary products related to the increased leasing activity.

Gross profit for the quarter ended June 30, 2007 was $81.8 million; a $13.9 million or 20.5% increase from the first quarter of 2006.  Leasing gross profit margin increased $9.0 million or 22.5% from the same period in 2006, and leasing gross profit margin percentage increased 2.1 percentage points from the prior year period. The increases were the result of the increased leasing revenues of 18.1% described above, partially offset by a 12.2% increase in direct leasing costs primarily attributable to increased depreciation expense related to the growth in fleet during the period.  New unit sales gross margin increased $2.5 million or 38.5% primarily due to the increases in sales described above.  Gross profit margin percentage related to new unit sales decreased 6.0 percentage points primarily due to the mix of new units sold as compared to the prior year.  Delivery and installation gross margin increased $1.7 million for the three months ended June 30, 2007 while the gross profit margin percentage increased 0.2 percentage points.  Gross profit margin from sales of rental units increased $0.3 million or 6.0% and gross profit margin percentage from sales of rental units increased by 1.6 percentage points.  Gross profit margin from other revenues increased $0.5 million and gross profit margin percentage from other revenues decreased 2.5 percentage points from the prior period.

Selling, general and administrative expenses for the quarter ended June 30, 2007 increased by approximately $6.1 million or 22.7% to $33.0 million from $26.9 million in the same period of 2006.  This increase is primarily associated with increased employee costs including commissions, facility and professional costs to support growth of our revenues and additional costs in Europe from the Wiron acquisition of approximately $3.6 million, as well as the addition of the Hawaii acquisition.

Interest expense increased by 6.6% to $19.0 million in the first quarter of 2007 from $17.8 million in the same period in 2006.  This increase is primarily a result of our average total debt increasing $53.4 million or 6.2%, offset by a decrease in the effective interest rate on our total debt of approximately 15 basis points as compared to the same period of 2006.

For the quarters ended June 30, 2007 and 2006, income tax expense was $9.5 million and $7.3 million respectively.  Our effective tax rate for the quarters ended June 30, 2007 and 2006 was approximately 39.2% and 38.5% respectively. The increase in the effective tax rate is primarily attributable to changes in the relative contribution of income in various tax jurisdictions and may vary in future quarters if income results vary from forecasts.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006.

Revenues for the six months ended June 30, 2007 were $365.7; a $41.6 million or 12.8% increase from revenues of $324.1 million in the same period of 2006.  The increase resulted from a $24.0 million or 17.2% increase in leasing revenues, a $11.3 million or 16.9% increase in sales of new units, a $4.8 million or 6.9% increase in delivery and installation revenues, and a $1.7 million or 6.9% increase in other revenues, offset by a $0.1 million or 0.6% decrease in sales of rental equipment, from the same period in 2006.  The increase in leasing revenues of 17.2% resulted from a 1,600 unit increase in average units on rent and a $23 increase in the average rental rate for the six months ended June 30, 2007 from $285 to $308 for North America. The increase in units on rent is attributable to overall business improvement across all regions including the Canadian oil and gas sector, the contribution from fleet acquisitions since last year and increased demand for our portable storage products. The increase in the average rental rate was primarily a result of rental rate increases during 2006 and 2007. Average fleet utilization of approximately 80% for the six months ended June 30, 2007 was down approximately 1.7 percentage points from the same period of the prior year, primarily related to excess idle classroom product as well as continued expansion of our storage product fleet. The 16.9% increase in sales of new units for the six months ended June 30, 2007, as compared to the same period of 2006, is primarily attributable to contribution from Europe and activities from Canadian oil and gas, military, and education projects. The increase in delivery and installation revenue is largely due to increased units on rent for the six months ended June 30, 2007 as compared to the same period of 2006 as well as the increase in sales activity discussed above. The increase in other revenue of 6.9% was primarily due to increased revenue from Europe, as well as additional revenue from steps, ramps and other ancillary products related to the increased sales and leasing of units.  Sales of rental units remained relatively flat.

Gross profit for the six months ended June 30, 2007 was $155.8 million; a $22.5 million or 16.9% increase from the six months ended June 30, 2006. Leasing gross profit margin increased $18.6 million from the same period in 2006 while leasing gross profit margin percentage increased by approximately 3.0 percentage points. These increases were a result of the increased leasing revenues described above partially offset by a 9.0% increase in direct leasing costs attributable to refurbishment and maintenance costs incurred to put increased units on rent as compared to the prior year period, as well as increased depreciation expense related to the growth in fleet. Gross profit margin related to new unit sales increased $1.3 million, while the gross profit margin percentage decreased 1.4 percentage points, primarily due to the increase in sales described above, and the absence of hurricane related sales and certain projects which contributed higher margins during the six months ended June 30, 2006 as compared to the same period in 2007. Delivery and installation gross margin increased $1.6 million for the six months ended June 30, 2007 primarily as a result of increased delivery and installation revenue discussed above. The gross profit margin percentage increased approximately 0.9 percentage points, which is primarily attributable to the increased margins on related sales during the six month period ended June 30, 2007, offset by higher margins on certain projects that were completed in 2006 and did not contribute to 2007.  Gross profit margin from other revenues increased $0.9 million as a result of the increased revenues discussed above, while gross profit margin percentage from other revenues decreased 2.0 percentage points from the prior period. Gross profit margin and gross profit margin percentage from sales of rental units remained relatively flat.

Selling, general and administrative expenses for the six month period ended June 30, 2007 increased by approximately $12.2 million or 22.7% to $65.7 million from $53.5 million in the same period in 2006. Selling, general, and administrative expenses as a percentage of total revenues increased 1.5 percentage points to 18.0% for the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006. The increase in selling, general, and administrative expense is primarily associated with increased employee costs including commissions, facility, and insurance related costs to support growth of our revenues discussed above, as well as costs for our growing operations in Europe from the Wiron acquisition, as well as the addition of the Hawaii acquisition.

Interest expense increased by 7.5% to $38.0 million in the first half of 2007 from $35.3 million in the same period in 2006. This increase is primarily related to our average total debt balance increasing $32.2 million or 3.7%, offset by a decrease in the effective interest rate on our total debt of approximately 3 basis points as compared to the same period of 2006.

For the six months ended June 30, 2007 and 2006, income tax expense was $15.8 million and $13.8 million respectively.  Our effective tax rate for the six months ended June 30, 2007 and 2006 was 38.7% and 38.5%, respectively.

Contractual Obligations and Commercial Commitments

During the three and six months ended June 30, 2007, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.

Liquidity and Capital Resources

During the six months ended June 30, 2007 and 2006, cash flow from operating activities was $59.2 million and $33.4 million, respectively.  The $25.9 million increase in operating cash flows from the prior year is primarily the result of an increase in accounts payable, primarily due to additional volume and timing of payments, as well as increased net income and non-cash depreciation expense consistent with our additional fleet.  These increases were offset by increases in prepaid expenses and other current assets due to increased costs in excess of billings consistent with increased activities for the six months ended June 30, 2007, and increased accounts receivable due to additional volume and timing of collections.

Cash used in investing activities was $126.5 million and $65.2 million for the six months ended June 30, 2007 and 2006, respectively.  Our primary capital expenditures are for the discretionary purchase of new units for our lease fleet and betterments to the fleet.  Capital expenditures related to our lease fleet increased $19.6 million from the prior period. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.  In March 2007, we acquired Honolulu-based Hawaii Modular Space, Inc., and its sister company, Alaska Modular Space, Inc. for $43.8 million, as discussed previously.   In February 2006, we acquired American Homes Internacional, S.A. de C.V., a Monterrey, Mexico-based company, for $5.1 million.

Net cash provided by financing activities of $63.6 million for the six month period ended June 30, 2007 consisted primarily of $57.8 million of net borrowings under our credit facility to fund the acquisition of Hawaii Modular Space, Inc., as well as borrowings for  continued fleet purchases to support our growth.   Net cash provided by financing activities of $35.0 million for the six months period ended June 30, 2006 consisted primarily of $51.7 million of proceeds from our public offering of common stock discussed below, as well as $9.6 million of excess tax benefits from stock-based payment arrangements and $6.9 million in proceeds from exercises of stock options, partially offset by a net paydown of long-term debt of $29.1 million.

At June 30, 2007, we had outstanding $450 million of 8.5% Notes due in 2015 (the 8.5% Notes).  In addition, we had $150.0 million in term loans and $319.7 million in revolving credit facility debt under our Amended and Restated Credit Facility.  Our total Amended and Restated Credit Facility (including the term loan and revolver commitment) was $650 million at June 30, 2007.  Excess availability calculated in accordance with this facility was $161.2 million at June 30, 2007.  Borrowings under this facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. Our credit facility contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that Scotsman and its subsidiaries can pay to Holdings. In addition, if Scotsman does not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  During the quarter ended June 30, 2007, Scotsman met the excess availability requirements and did not have to comply with the financial covenants.  For a description of the 8.5% Notes and the Amended and Restated Credit Facility, see Note 6 of the Notes to Audited Consolidated Financial Statements in our December 31, 2006 Annual Report on Form 10-K.

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

PART II   OTHER INFORMATION

Item 4.                          Submission of Matters to a Vote of Security Holders

(a)             The Company held its Annual Meeting of stockholders on April 26, 2007.

(b)            Directors whose term of office as a director continued after the meeting were Gerard E. Holthaus, James N. Alexander, Michael F. Finley, James A. Flick, Jr., and Stephen A. Van Oss.  Response as to directors elected at the meeting is included below in (c).

(c)             1.  The results of the matters voted upon at the annual meeting of shareholders are as follows:

Election of Directors

Each of management’s nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

DIRECTOR	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES	WITHHELD
Steven B. Gruber	30,853,876	—	—	12,321,129
James L. Singleton	41,336,372	—	—	1,838,633
Alan D. Wilson	41,798,252	—	—	1,376,753

                     2.  The ratification of the appointment of Ernst & Young LLP as independent auditors. The number of votes for, against or abstaining are as follows:

INDEPENDENT AUDITOR	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES	WITHHELD
Ernst & Young LLP	42,209,885	139,000	113	826,007

(d)            No response required.

Item 6.            Exhibits

(a)	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Singer, Chief Financial Officer of the Company.

32.1	Certification pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

32.2	Certification pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert C. Singer, Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS SCOTSMAN INTERNATIONAL, INC.

By:	/s/ Robert C. Singer
Robert C. Singer
Executive Vice President and Chief Financial Officer

Dated: August 8, 2007